Form 10-Q
period 2024-03-31
WESTLAKE CORP
filed 2024-05-02
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 25, 2024 was 128,569,968.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,108	$3,304
Accounts receivable, net	1,691	1,601
Inventories	1,661	1,622
Prepaid expenses and other current assets	66	82
Total current assets	6,526	6,609
Property, plant and equipment, net	8,523	8,519
Operating lease right-of-use assets	706	697
Goodwill	2,037	2,041
Customer relationships, net	889	910
Other intangible assets, net	481	493
Equity method investments	1,104	1,115
Other assets, net	694	651
Total assets	$20,960	$21,035
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$891	$877
Accrued and other liabilities	1,464	1,614
Current portion of long-term debt, net	300	299
Total current liabilities	2,655	2,790
Long-term debt, net	4,590	4,607
Deferred income taxes	1,544	1,560
Pension and other post-retirement benefits	353	363
Operating lease liabilities	622	611
Other liabilities	343	340
Total liabilities	10,107	10,271
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at March 31, 2024 and December 31, 2023, respectively	1	1
Common stock, held in treasury, at cost; 6,082,171 and 6,439,289 shares at March 31, 2024 and December 31, 2023, respectively	(414)	(435)
Additional paid-in capital	624	630
Retained earnings	10,252	10,143
Accumulated other comprehensive loss	(132)	(98)
Total Westlake Corporation stockholders' equity	10,331	10,241
Noncontrolling interests	522	523
Total equity	10,853	10,764
Total liabilities and equity	$20,960	$21,035
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,975	$3,356
Cost of sales	2,509	2,564
Gross profit	466	792
Selling, general and administrative expenses	209	222
Amortization of intangibles	30	31
Restructuring, transaction and integration-related costs	4	3
Income from operations	223	536
Other income (expense)
Interest expense	(40)	(42)
Other income, net	50	22
Income before income taxes	233	516
Provision for income taxes	48	109
Net income	185	407
Net income attributable to noncontrolling interests	11	13
Net income attributable to Westlake Corporation	$174	$394
Earnings per common share attributable to Westlake Corporation:
Basic	$1.35	$3.07
Diluted	$1.34	$3.05
Weighted average common shares outstanding:
Basic	128,359,983	127,548,287
Diluted	129,020,370	128,459,368
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions of dollars)
Net income	$185	$407
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	1	—
Foreign currency translation adjustments
Foreign currency translation	(33)	20
Income tax (provision) benefit on foreign currency translation	(4)	3
Other, net of income tax	—	(1)
Other comprehensive income (loss), net of income taxes	(36)	22
Comprehensive income	149	429
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended March 31, 2024 and 2023, respectively	9	13
Comprehensive income attributable to Westlake Corporation	$140	$416
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2023	134,651,380	$1	6,439,289	$(435)	$630	$10,143	$(98)	$523	$10,764
Net income	—	—	—	—	—	174	—	11	185
Other comprehensive income	—	—	—	—	—	—	(34)	(2)	(36)
Shares issued—stock-based compensation	—	—	(357,118)	21	(14)	—	—	—	7
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(65)	—	—	(65)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2024	134,651,380	$1	6,082,171	$(414)	$624	$10,252	$(132)	$522	$10,853
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2022	134,651,380	$1	7,278,651	$(467)	$601	$9,885	$(89)	$534	$10,465
Net income	—	—	—	—	—	394	—	13	407
Other comprehensive loss	—	—	—	—	—	—	22	—	22
Common stock repurchased	—	—	201,742	(22)	—	—	—	—	(22)
Shares issued—stock-based compensation	—	—	(469,404)	24	(20)	—	—	—	4
Stock-based compensation	—	—	—	—	9	—	—	—	9
Dividends declared	—	—	—	—	—	(47)	—	—	(47)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2023	134,651,380	$1	7,010,989	$(465)	$590	$10,232	$(67)	$537	$10,828
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions of dollars)
Cash flows from operating activities
Net income	$185	$407
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	273	267
Stock-based compensation expense	9	9
Loss from disposition and write-off of property, plant and equipment	5	6
Deferred income taxes	(22)	(16)
Other gains, net	(3)	(4)
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(97)	(15)
Inventories	(47)	34
Prepaid expenses and other current assets	15	6
Accounts payable	63	(20)
Accrued and other liabilities	(111)	(69)
Other, net	(101)	(93)
Net cash provided by operating activities	169	512
Cash flows from investing activities
Additions to investments in unconsolidated subsidiaries	(1)	(1)
Additions to property, plant and equipment	(272)	(267)
Other, net	1	5
Net cash used for investing activities	(272)	(263)
Cash flows from financing activities
Distributions to noncontrolling interests	(10)	(10)
Dividends paid	(65)	(47)
Proceeds from exercise of stock options	7	5
Repurchase of common stock for treasury	—	(22)
Other, net	(6)	(1)
Net cash used for financing activities	(74)	(75)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	9
Net increase (decrease) in cash, cash equivalents and restricted cash	(195)	183
Cash, cash equivalents and restricted cash at beginning of period	3,319	2,246
Cash, cash equivalents and restricted cash at end of period	$3,124	$2,429
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Westlake Corporation (the "Company"), included in the annual report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"), filed with the SEC on February 22, 2024. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2023. The Company operates as an integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. These products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive products, healthcare products, materials used in turbines to generate wind energy, water treatment, coatings as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses throughout North America, Europe and Asia.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2024, its results of operations for the three months ended March 31, 2024 and 2023, and the changes in its cash position for the three months ended March 31, 2024 and 2023.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2024 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No.2023-09)
In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update No. 2023-09 to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is in the process of evaluating the impact of this standard on the Company's disclosures in the financial statements.
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
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Recently Adopted Accounting Standards
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued accounting standards update No. 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and are to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted this accounting standard effective January 1, 2024, and the adoption will result in additional segment disclosures in the Company's annual consolidated financial statements for the year ending December 31, 2024 and the interim periods thereafter.
Leases (Topic 842): Common Control Arrangements (ASU 2023-01)
In March 2023, the FASB issued accounting standards update No. 2023-01 to amend certain provisions of ASC 842 that apply to arrangements between related parties under common control. The update requires all companies to amortize leasehold improvements associated with common control leases over the asset's useful life to the common control group regardless of the lease term. The amendment in this update is effective for all entities in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early application is permitted. The Company adopted this accounting standard effective January 1, 2024, and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $544 and $360 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2024 and December 31, 2023, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $16 and $15 at March 31, 2024 and December 31, 2023, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2024	December 31, 2023
Trade customers	$1,537	$1,413
Related parties	3	7
Allowance for credit losses	(24)	(27)
	1,516	1,393
Federal and state taxes	59	65
Other	116	143
Accounts receivable, net	$1,691	$1,601

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
4. Inventories
Inventories consist of the following:

	March 31, 2024	December 31, 2023
Finished products	$1,055	$989
Feedstock, additives, chemicals and other raw materials	372	401
Materials and supplies	234	232
Inventories	$1,661	$1,622
5. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2023	$897	$1,144	$2,041
Effects of changes in foreign exchange rates	(2)	(2)	(4)
Balances at March 31, 2024	$895	$1,142	$2,037
6. Accounts Payable
Accounts payable consist of the following:

	March 31, 2024	December 31, 2023
Accounts payable—third parties	$871	$849
Accounts payable to related parties	12	15
Notes payable	8	13
Accounts payable	$891	$877

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
0.875% senior notes due 2024	$300	$300
3.60% senior notes due 2026	750	750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029	756	773
3.375% senior notes due 2030	300	300
3.50% senior notes due 2032	250	250
2.875% senior notes due 2041	350	350
5.00% senior notes due 2046	700	700
4.375% senior notes due 2047	500	500
3.125% senior notes due 2051	600	600
3.375% senior notes due 2061	450	450
Term loans due 2026	12	13
Total long-term debt, principal amount	4,979	4,997
Less:
Unamortized discount and debt issuance costs	89	91
Long-term debt, carrying value	4,890	4,906
Less current portion:
0.875% senior notes due 2024	300	299
Long-term debt, carrying value, net of current portion	$4,590	$4,607
Unamortized debt issuance costs on long-term debt were $35 and $36 at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the Company was in compliance with all of its long-term debt covenants.
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2024, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of March 31, 2024, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Other, Net of Tax	Total
Balances at December 31, 2023	$4	$(102)	$—	$(98)
Net other comprehensive income (loss) attributable to Westlake Corporation	1	(35)	—	(34)
Balances at March 31, 2024	$5	$(137)	$—	$(132)

Balances at December 31, 2022	$52	$(141)	$—	$(89)
Net other comprehensive income (loss) attributable to Westlake Corporation	—	23	(1)	22
Balances at March 31, 2023	$52	$(118)	$(1)	$(67)
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
The carrying and fair values of the Company's total long-term debt are summarized below:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,890	$4,180	$4,906	$4,236

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
10. Income Taxes
The effective income tax rate was 20.6% for the three months ended March 31, 2024 as compared to 21.1% for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company, partially offset by state and foreign taxes. The effective income tax rate for the three months ended March 31, 2023 was above the statutory rate of 21.0% primarily due to state and foreign taxes partially offset by U.S. federal research and development credits available to the Company.
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
On December 12, 2022, European Union (EU) member states agreed to adopt the 15% minimum tax under the Pillar Two model rules to be enacted into the member states' domestic tax laws by December 31, 2023, with an effective date beginning in 2024. As of March 31, 2024, a handful of EU member states have yet to comply. Outside of the EU, several other jurisdictions that the Company operates in have enacted legislation consistent with the GloBE rules, while other foreign countries continue to debate adoption and timing to adopt. The Company's global footprint includes operations within the EU, as well as other non-EU jurisdictions that have enacted GloBE related legislation, such as Japan, South Korea, Vietnam, the UK and Switzerland. At this time, the Company anticipates qualifying for at least one safe harbor in the majority of jurisdictions in which it operates. For those jurisdictions where a safe harbor was not met, the impact is anticipated to be immaterial. The Company will continue to closely monitor Pillar Two developments and evaluate the potential impact to the Company as more foreign countries enact legislation, and as new information and guidance becomes available. The impacts of Pillar Two are recorded in 2024, the first year in which the rules take effect.
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

	Three Months Ended March 31,
	2024	2023
Net income attributable to Westlake Corporation	$174	$394
Less:
Net income attributable to participating securities	(1)	(2)
Net income attributable to common shareholders	$173	$392

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Weighted average common shares—basic	128,359,983	127,548,287
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	660,387	911,081
Weighted average common shares—diluted	129,020,370	128,459,368

Earnings per common share attributable to Westlake Corporation:
Basic	$1.35	$3.07
Diluted	$1.34	$3.05
Excluded from the computation of diluted earnings per share are options to purchase 260,722 and 307,411 shares of common stock for the three months ended March 31, 2024 and 2023. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Dividends per common share	$0.5000	$0.3570
12. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of March 31, 2024, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the three months ended March 31, 2024 was as follows:

Investment in LACC
Balance at December 31, 2023	$1,047
Depreciation and amortization	(12)
Balance at March 31, 2024	$1,035
Other Assets, Net
Other assets, net were $694 and $651 at March 31, 2024 and December 31, 2023, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $420 and $391 at March 31, 2024 and December 31, 2023, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,464 and $1,614 at March 31, 2024 and December 31, 2023, respectively. Accrued rebates, accrued litigation reserves and accrued income taxes, which are components of accrued and other liabilities, were $158, $267, and $136, respectively, at March 31, 2024 and $217, $297, and $121, respectively, at December 31, 2023. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $37 and $41 at March 31, 2024 and December 31, 2023, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Non-cash Investing Activities
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $112 and $111 at March 31, 2024 and March 31, 2023, respectively.
A non-cash charge of $16 related to asset retirement obligations was recognized in the three months ended March 31, 2024.
Other Income, Net
The other income, net of $50 for the three months ended March 31, 2024 included interest income of $40 and other income, net of $22 for the three months ended March 31, 2023 included interest income of $18.
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2024	2023
Cash paid for:
Interest, net of interest capitalized	$52	$54
Income taxes	46	23
Operating lease information:
Right-of-use assets obtained in exchange for operating lease obligations	$44	$56
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek approximately $500 in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. The defendants' joint motion to dismiss the direct purchaser lawsuits was denied. The defendants' joint motion to dismiss the indirect purchaser lawsuits was granted in part and denied in part. Both groups of cases have proceeded to discovery. On October 16, 2023, the Company entered into a settlement agreement whereby the Company agreed, subject to the terms and conditions of the settlement agreement, to pay $19 to the direct purchaser plaintiffs and in which the Company admits to no violations of law and will be released from liability and dismissed from the direct purchaser lawsuits with prejudice upon receipt of final court approval of the settlement. Preliminary court approval of the settlement, which remains subject to certification of the class, has been requested and is pending. If the court grants such preliminary approval, notice of the settlement will be disseminated to the settlement class, and the settlement class members will, for a limited time period, have an opportunity to opt-out of or object to the settlement. The Company reserved $19 in connection with the litigation in 2023. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Québec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Québec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Petro 2 Flash Fire and EDC Storage Tank Explosion. In September 2021, shortly after the turnaround on Westlake Chemical OpCo LP's Petro 2 ethylene facility commenced, there was a flash fire at the quench tower of the Petro 2 facility. In January 2022, an ethylene dichloride storage tank exploded at one of the Company's Lake Charles, Louisiana complexes. Certain employees and contractors working on the sites at the time of the events were injured during these events and multiple lawsuits were filed against us. Final settlements totaling approximately $382 in the aggregate were reached with all of the plaintiffs to fully resolve the lawsuits, but payment by the Company and the insurance carriers has not yet been completed. Certain of the Company's excess insurers have taken the coverage position that there has been insufficient exhaustion of the retention levels beneath their respective attachment points to obligate them to cover these events. The practical effect of this coverage position is that approximately $150 of the $382 total final settlement amount is not being covered by the insurers and, as such, approximately $150 was included in cost of sales in the fourth quarter of 2023. After discussion with the insurers, the Company has decided not to pursue recovery of the approximately $150 from the insurers. The Company reserved for the full final settlement amount in 2023 and, as of March 31, 2024, has an insurance receivable of $13 and a legal accrual of $151 in the Company's consolidated financial statements.
Environmental Contingencies. As of March 31, 2024 and December 31, 2023, the Company had reserves for environmental contingencies totaling approximately $57 and $58, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Sulphur Brine Dome. The Company owns and operates salt solution-mining caverns at the Sulphur Brine Dome in Sulphur, Louisiana. The Louisiana Department of Natural Resources issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's brine caverns. The brine caverns were not active, operating wells but under ongoing, post-operational monitoring requirements. The compliance order and supplements thereto have required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation of potential impacts in the event of future cavern pressure anomalies or failures. Since December 2022 continuous brine injection has maintained cavern pressure while the Company continues to pursue active monitoring, studies, groundwater monitoring, modeling and other activities under the compliance order and supplements. In September 2023, the Office of Conservation issued an emergency declaration as a conservative step and to ensure that the full suite of powers and resources are available to the government in its response and management of the evolving circumstances at the Sulphur Dome. The capital costs and expenditures required to comply with the compliance order and supplements have been and will continue to be incurred. In response to the most recent supplement to the compliance order, the Company reserved approximately $14 in connection with groundwater monitoring wells and monitoring required by the supplement. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Remediation: Reasonably Possible Matters. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $125 to $200.

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

	Three Months Ended March 31,
	2024	2023
Net external sales
Performance and Essential Materials
Performance Materials	$1,164	$1,282
Essential Materials	767	1,067
Total Performance and Essential Materials	1,931	2,349
Housing and Infrastructure Products
Housing Products	879	818
Infrastructure Products	165	189
Total Housing and Infrastructure Products	1,044	1,007
	$2,975	$3,356

Intersegment sales
Performance and Essential Materials	$111	$111
Housing and Infrastructure Products	—	—
	$111	$111

Income (loss) from operations
Performance and Essential Materials	$22	$403
Housing and Infrastructure Products	210	143
Corporate and other	(9)	(10)
	$223	$536

Depreciation and amortization
Performance and Essential Materials	$220	$210
Housing and Infrastructure Products	50	55
Corporate and other	3	2
	$273	$267

Other income, net
Performance and Essential Materials	$11	$2
Housing and Infrastructure Products	4	7
Corporate and other	35	13
	$50	$22

Provision for (benefit from) income taxes
Performance and Essential Materials	$(11)	$67
Housing and Infrastructure Products	56	37
Corporate and other	3	5
	$48	$109

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2024	2023
Capital expenditures
Performance and Essential Materials	$230	$226
Housing and Infrastructure Products	37	38
Corporate and other	5	3
	$272	$267
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2024	2023
Income from operations	$223	$536
Interest expense	(40)	(42)
Other income, net	50	22
Income before income taxes	$233	$516

	March 31, 2024	December 31, 2023
Total assets
Performance and Essential Materials	$13,430	$13,538
Housing and Infrastructure Products	5,078	4,888
Corporate and other	2,452	2,609
	$20,960	$21,035
15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of March 31, 2024, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of March 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Corporation included in Westlake Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms refer to Westlake Corporation ("Westlake" or the "Company"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
During 2022 and 2023 our European businesses were impacted by higher energy prices, inflation and reduced demand. Our North American businesses, where we derive a significant portion of our revenue, also experienced the impacts of high energy costs and interest rates and slower demand for most of our products since the second half of 2022. However, since the second half of 2023 we have experienced lower energy costs in Europe and North America as prices for electricity and natural gas have declined following the elevated 2022 levels and inflation has eased since the 2022 levels, although it still remains a concern. In the near term, we expect that the volatility in energy prices, higher interest rates, inflation and other macroeconomic conditions will continue to impact margins and demand for most of our products.
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
Recent Developments
Initiation of Antidumping and Countervailing Duty Investigations
On April 3, 2024, the U.S. Epoxy Resin Producers Ad Hoc Coalition, of which we are a member, filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting the initiation of antidumping investigations regarding imports of certain epoxy resins from China, India, South Korea, Taiwan, and Thailand and countervailing duty investigations regarding imports of the same products from China, India, South Korea, and Taiwan.

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
Global demand for most of our products started to recover from the effects of the COVID-19 pandemic in the second half of 2020 and remained strong through the first half of 2022. However, since the second half of 2022 and during the early part of 2023, we saw significant volatility in natural gas and electricity costs, particularly in Europe, as well as in ethane and ethylene prices. We have experienced a decline in natural gas and electricity costs since the second half of 2023 through the first quarter of 2024. Since the first half of 2022, we have continued to experience lower prices and weak demand for most of our products globally through the first quarter of 2024. The ongoing conflict between Russia and Ukraine since Russia's invasion of Ukraine in 2022, the conflict in the Middle East, slow economic growth in China, increase in bisphenol-A, epichlorohydrin and base epoxy resin exports out of Asia into European and North American markets, timing of certain new ethylene and polyethylene capacity additions in North America, Asia, and the Middle East, volatility in natural gas and electricity prices, volatility in crude oil prices and inflationary pressures could have a continuing negative impact on the performance of Performance and Essential Materials businesses.
As noted in Item 1A, "Risk Factors" in our 2023 Form 10-K, we are subject to extensive environmental regulations, which may impose significant additional costs on our operations in the future. Further, concerns about greenhouse gas emissions and their possible effects on climate change has led to the enactment of regulations, and to proposed legislation and additional regulations, that could affect us in the form of increased cost of feedstocks and fuel, other increased costs of production and decreased demand for our products. While we do not expect any of these enactments or proposals to have a material adverse effect on us in the near term, we cannot predict the longer-term effect of any of these regulations on our future financial condition, results of operations or cash flows.
Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of building products, PVC pipes and fittings and PVC compound products. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America, which began to decline at the end of the second quarter of 2022 primarily due to the negative effect that rising mortgage rates in the United States had on buyer sentiment. In recent months, with the stabilization of interest rates and the possibility of interest rate cuts by the U.S. Federal Reserve in the near term, we have seen signs of improvement in the demand for housing products. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index (RRI) provided by the National Association of Home Builders (the "NAHB") among others. Although we ultimately expect that the Infrastructure Investment and Jobs Act of 2021 and historically low residential housing construction may have a favorable long-term impact on certain industries related to our Housing and Infrastructure Products segment, the current inflationary environment impacting consumer spending and priorities and decade-high mortgage interest rates impacting consumer affordability are expected to have an unfavorable impact on the demand for housing construction in the near term and, as a result, our products produced by this segment.

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

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the three months ended March 31, 2024 and 2023.
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

	Three Months Ended March 31,
	2024	2023

	(in millions of dollars, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,164	$1,282
Essential Materials	767	1,067
Total Performance and Essential Materials	1,931	2,349
Housing and Infrastructure Products
Housing Products	879	818
Infrastructure Products	165	189
Total Housing and Infrastructure Products	1,044	1,007
	$2,975	$3,356

Income (loss) from operations
Performance and Essential Materials	$22	$403
Housing and Infrastructure Products	210	143
Corporate and other	(9)	(10)
Total income from operations	223	536
Interest expense	(40)	(42)
Other income, net	50	22
Provision for income taxes	48	109
Net income	185	407
Net income attributable to noncontrolling interests	11	13
Net income attributable to Westlake Corporation	$174	$394
Diluted earnings per share	$1.34	$3.05
EBITDA (1)	$546	$825
Free Cash Flow (2)	$(103)	$245
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2024
	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Performance and Essential Materials	-23%	+5%
Housing and Infrastructure Products	-10%	+14%
Company average	-19%	+8%

Three Months Ended March 31, 2024
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-33%
Feedstock (Ethane)	-23%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in millions of dollars)
Net cash provided by operating activities	$169	$512
Changes in operating assets and liabilities and other	(6)	(121)
Deferred income taxes	22	16
Net income	185	407
Less:
Other income, net	50	22
Interest expense	(40)	(42)
Provision for income taxes	(48)	(109)
Income from operations	223	536
Add:
Depreciation and amortization	273	267
Other income, net	50	22
EBITDA	$546	$825
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in millions of dollars)
Net cash provided by operating activities	$169	$512
Less:
Additions to property, plant and equipment	272	267
Free Cash Flow	$(103)	$245

Summary
For the quarter ended March 31, 2024, net income attributable to Westlake was $174 million, or $1.34 per diluted share, on net sales of $2,975 million. This represents a decrease in net income attributable to Westlake of $220 million, or $1.71 per diluted share, compared to the quarter ended March 31, 2023 net income attributable to Westlake of $394 million, or $3.05 per diluted share, on net sales of $3,356 million. Income from operations for the quarter ended March 31, 2024 was $223 million, a $313 million decrease from income from operations of $536 million for the quarter ended March 31, 2023. The decrease in net income and income from operations was primarily due to lower sales prices for most of our products. While results in our Performance and Essential Materials segment reflected continued weak global industrial and manufacturing activity, our Housing and Infrastructure Products segment benefited from continued strong demand in housing end markets. The overall decrease in net income and income from operations in the first quarter of 2024 were partially offset by lower natural gas and feedstock costs and lower selling, general and administrative expenses. Net income was also positively impacted by higher interest income. Net sales decreased by $381 million to $2,975 million in the quarter ended March 31, 2024 from $3,356 million in the quarter ended March 31, 2023, primarily due to lower sales prices for most of our products across both segments, partially offset by an increase in sales volumes for some of our products in both segments.
RESULTS OF OPERATIONS
First Quarter 2024 Compared with First Quarter 2023
Net Sales. Net sales decreased by $381 million, or 11%, to $2,975 million in the first quarter of 2024 from $3,356 million in the first quarter of 2023, primarily due to lower sales prices for most of our products across both segments. Average sales prices for the first quarter of 2024 decreased by 19% as compared to the first quarter of 2023 as a result of continuing lower demand for several of our products in the Performance and Essential Materials segment including caustic soda. Sales volumes increased by 8% in the first quarter of 2024 as compared to the first quarter of 2023, due to increased demand for several of our products in the Housing and Infrastructure segment and a slight improvement in sales volume for polyethylene and PVC resins in the Performance and Essential Materials segment.
Gross Profit. Gross profit margin percentage was 16% in the first quarter of 2024 as compared to 24% in the first quarter of 2023. The decrease in gross profit margin was primarily due to lower prices for most of our products, which was partially offset by lower natural gas and feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $13 million to $209 million in the first quarter of 2024 as compared to $222 million in the first quarter of 2023. This decrease was mainly due to lower compensation expenses.
Amortization of Intangibles. Amortization expense in the first quarter of 2024 was comparable with the first quarter of 2023.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs in the first quarter of 2024 were comparable with the first quarter of 2023.
Interest Expense. Interest expense decreased slightly by $2 million to $40 million in the first quarter of 2024 from $42 million in the first quarter of 2023, primarily due to higher capitalized interest on capital projects.
Other Income, Net. Other income, net increased by $28 million to $50 million in the first quarter of 2024 from $22 million in the first quarter of 2023, substantially due to higher interest income attributable to a higher average cash and cash equivalents balance and higher interest rates in the first quarter of 2024 as compared to the first quarter of 2023.
Income Taxes. The effective income tax rate was 20.6% for the first quarter of 2024 as compared to 21.1% for the first quarter of 2023. The effective tax rate in the first quarter of 2024 was lower compared to the first quarter of 2023 primarily due to an increase in U.S. federal research and development credits available to the Company and lower state taxes partially offset by higher foreign taxes.

Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $418 million, or 18%, to $1,931 million in the first quarter of 2024 from $2,349 million in the first quarter of 2023. Average sales prices for the Performance and Essential Materials segment decreased by 23% in the first quarter of 2024 as compared to the first quarter of 2023. Lower Performance Materials sales prices were primarily due to lower PVC resin, polyethylene and epoxy sales prices. Lower Essential Materials sales prices were primarily due to lower caustic soda sales prices. Sales volumes for the Performance and Essential Materials segment increased by 5% in the first quarter of 2024 as compared to the first quarter of 2023 primarily due to higher polyethylene and PVC resins sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $381 million to $22 million in the first quarter of 2024 from $403 million in the first quarter of 2023. This decrease in income from operations in the first quarter of 2024, as compared to the first quarter of 2023, was primarily due to lower sales prices for our major products, particularly caustic soda and epoxy resin. These decreases were partially offset by higher sales volume and lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $37 million, or 4%, to $1,044 million in the first quarter of 2024 from $1,007 million in the first quarter of 2023. Average sales prices for the Housing and Infrastructure Products segment decreased by 10% in the first quarter of 2024 as compared to the first quarter of 2023, primarily due to lower sales prices across all of our products in this segment. Sales volumes for the Housing and Infrastructure Products segment increased by 14% in the first quarter of 2024 as compared to the first quarter of 2023 primarily due to strong demand in housing end markets, particularly for pipe and fittings and siding and trim.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $67 million to $210 million in the first quarter of 2024 from $143 million in the first quarter of 2023. This increase in income from operations in the first quarter of 2024, as compared to the first quarter of 2023, was primarily due to lower raw material costs and higher sales volumes for pipe and fittings and siding and trim.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Cash Flows
Operating Activities
Operating activities provided cash of $169 million in the first three months of 2024 compared to cash provided by operating activities of $512 million in the first three months of 2023. The $343 million decrease in cash flows from operating activities was mainly due to lower prices and demand for most of our products and unfavorable changes in working capital in the first three months of 2024. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $177 million in the first three months of 2024, compared to $64 million of cash used in the first three months of 2023, an unfavorable change of $113 million. The unfavorable change in the first three months of 2024 was substantially driven by the higher accounts receivables due to an increase in sales towards the end of the first quarter of 2024 and higher inventory volumes at the end of the first quarter of 2024 in the Housing and Infrastructure segment.
Investing Activities
Net cash used for investing activities in the first three months of 2024 was $272 million as compared to net cash used for investing activities of $263 million in the first three months of 2023. The increase in investing activities in the first three months of 2024 as compared to first three months of 2023 was primarily because of capital expenditures in the period. Capital expenditures were $272 million in the first three months of 2024 as compared to $267 million in the first three months of 2023. Capital expenditures in the first three months of 2024 and 2023 were primarily related to projects to increase production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
Financing Activities
Net cash used for financing activities during the first three months of 2024 of $74 million was comparable to the net cash used for financing activities of $75 million in the first three months of 2023. The activities during the first three months of 2024 were primarily related to the $65 million payment of cash dividends, the $10 million payment of cash distributions to noncontrolling interests and inflows of $7 million from the exercise of stock options. The financing activities in the first three months of 2023 were primarily related to the $47 million payment of cash dividends, the $10 million payment of cash distributions to noncontrolling interests and repurchases of our common stock for an aggregate amount of $22 million.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of March 31, 2024, we had repurchased 8,722,550 shares of our common stock for an aggregate purchase price of approximately $574 million under the 2014 Program. We did not repurchase any common stock under the 2014 Program during the three months ended March 31, 2024. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of March 31, 2024.
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
Cash and Cash Equivalents
As of March 31, 2024, our cash and cash equivalents totaled $3,108 million.
In addition to our cash and cash equivalents, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of March 31, 2024, the carrying value of our indebtedness totaled $4,890 million. See Note 7 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness.
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

Our long-term debt consisted of the following as of March 31, 2024:

	Principal Amount (in millions of dollars)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	$300	August 2021	August 2024	August 15, 2022	(1)
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	August 2016	August 2026	May 15, 2026	(1) (4)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(6)
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	756	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(5)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (4)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	12	March 2021	March 2026		(7)
Total long-term debt	$4,979
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
(6)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2024 was 3.65%.
(7)    The 2026 Term Loan has a 5-year maturity and includes a government rate subsidy. The interest rate on the 2026 Term Loan as of March 31, 2024 was 0.95%.
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
As of March 31, 2024, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2024, we were in compliance with the total leverage ratio financial maintenance covenant.
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

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of March 31, 2024, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of March 31, 2024, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2023 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2024, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on our income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2024, we had $4,956 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $50 million. Also, at March 31, 2024, we had $23 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $23 million as of March 31, 2024 was 2.26%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
SOFR is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at March 31, 2024.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at March 31, 2024. The arrangement is scheduled to settle in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2023 Form 10-K, filed on February 22, 2024, contained a description of various legal proceedings in which we are involved. See Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for an updated description of certain of those proceedings, which information is incorporated by reference herein.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of March 31, 2024), please see the 2023 Form 10-K and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q, in addition to the following:
•To resolve alleged violations associated with exceedances of discharge limits under the Natrium facility's National Pollutant Discharge Elimination System ("NPDES") permit, effective August 2020, we have entered into enforcement negotiations with the West Virginia Department of Environmental Protection ("WVDEP"). The resolution of this matter may involve a penalty in excess of $1 million.
•In September 2019, U.S. EPA Region 6 issued a Notice of Violation alleging certain violations of the Clean Air Act following an inspection of the Lake Charles North facility in 2019 by the National Enforcement Investigation Center. We now reasonably believe that the resolution of this matter may involve a penalty in excess of $1 million.
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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2023 Form 10-K. The risks described in the report and other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2024	—	$—	—	$476,162,426
February 2024	102,796	130.67	—	476,162,426
March 2024	1,272	151.27	—	476,162,426
	104,068	$130.92	—
_____________
(1)    Includes 102,796 and 1,272 shares withheld in February 2024 and March 2024, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan.
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of March 31, 2024, 8,722,550 shares of our common stock had been acquired at an aggregate purchase price of approximately $574 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Index

3.1
Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on February 20, 2024 (incorporated by reference to Exhibit 3.1 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 22, 2024, File No. 001-32260).

3.2	Amended and Restated Bylaws of Westlake (incorporated by reference to Westlake's Current Report on Form 8-K, filed on February 18, 2022, File No. 001-32260).

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer).

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS†	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101

______________________________
†    Filed herewith.
#    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CORPORATION

Date:	May 2, 2024	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2024	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)