Form 10-Q
period 2024-06-30
WESTLAKE CORP
filed 2024-08-09
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of August 2, 2024 was 128,585,642.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$3,042	$3,304
Accounts receivable, net	1,812	1,601
Inventories	1,684	1,622
Prepaid expenses and other current assets	71	82
Total current assets	6,609	6,609
Property, plant and equipment, net	8,541	8,519
Operating lease right-of-use assets	779	697
Goodwill	2,035	2,041
Customer relationships, net	869	910
Other intangible assets, net	469	493
Equity method investments	1,085	1,115
Other assets, net	696	651
Total assets	$21,083	$21,035
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$885	$877
Accrued and other liabilities	1,352	1,614
Current portion of long-term debt, net	300	299
Total current liabilities	2,537	2,790
Long-term debt, net	4,585	4,607
Deferred income taxes	1,515	1,560
Pension and other post-retirement benefits	348	363
Operating lease liabilities	689	611
Other liabilities	315	340
Total liabilities	9,989	10,271
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2024 and December 31, 2023, respectively	1	1
Common stock, held in treasury, at cost; 6,068,013 and 6,439,289 shares at June 30, 2024 and December 31, 2023, respectively	(413)	(435)
Additional paid-in capital	635	630
Retained earnings	10,500	10,143
Accumulated other comprehensive loss	(149)	(98)
Total Westlake Corporation stockholders' equity	10,574	10,241
Noncontrolling interests	520	523
Total equity	11,094	10,764
Total liabilities and equity	$21,083	$21,035
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions of dollars, except per share data and share amounts)
Net sales	$3,207	$3,251	$6,182	$6,607
Cost of sales	2,543	2,609	5,052	5,173
Gross profit	664	642	1,130	1,434
Selling, general and administrative expenses	224	213	433	435
Amortization of intangibles	30	30	60	61
Restructuring, transaction and integration-related costs	4	3	8	6
Income from operations	406	396	629	932
Other income (expense)
Interest expense	(41)	(42)	(81)	(84)
Other income, net	59	23	109	45
Income before income taxes	424	377	657	893
Provision for income taxes	101	70	149	179
Net income	323	307	508	714
Net income attributable to noncontrolling interests	10	10	21	23
Net income attributable to Westlake Corporation	$313	$297	$487	$691
Earnings per common share attributable to Westlake Corporation:
Basic	$2.42	$2.32	$3.77	$5.39
Diluted	$2.40	$2.31	$3.75	$5.35
Weighted average common shares outstanding:
Basic	128,576,735	127,649,341	128,468,359	127,599,093
Diluted	129,350,720	128,484,016	129,185,545	128,471,760
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions of dollars)
Net income	$323	$307	$508	$714
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	1	—	2	—
Income tax provision on pension and other post-retirement benefits liability	—	(13)	—	(13)
Foreign currency translation adjustments
Foreign currency translation	(17)	(1)	(50)	19
Income tax (provision) benefit on foreign currency translation	(2)	2	(6)	5
Other, net of income tax	—	—	—	(1)
Other comprehensive income (loss), net of income taxes	(18)	(12)	(54)	10
Comprehensive income	305	295	454	724
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended June 30, 2024 and 2023; and net of tax of $2 and $2 for the six months ended June 30, 2024 and 2023, respectively	9	10	18	23
Comprehensive income attributable to Westlake Corporation	$296	$285	$436	$701
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2023	134,651,380	$1	6,439,289	$(435)	$630	$10,143	$(98)	$523	$10,764
Net income	—	—	—	—	—	174	—	11	185
Other comprehensive loss	—	—	—	—	—	—	(34)	(2)	(36)
Shares issued—stock-based compensation	—	—	(357,118)	21	(14)	—	—	—	7
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(65)	—	—	(65)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2024	134,651,380	$1	6,082,171	$(414)	$624	$10,252	$(132)	$522	$10,853
Net income	—	—	—	—	—	313	—	10	323
Other comprehensive loss	—	—	—	—	—	—	(17)	(1)	(18)
Shares issued—stock-based compensation	—	—	(14,158)	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	11	—	—	—	11
Dividends declared	—	—	—	—	—	(65)	—	—	(65)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balances at June 30, 2024	134,651,380	$1	6,068,013	$(413)	$635	$10,500	$(149)	$520	$11,094
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(in millions of dollars)
Cash flows from operating activities
Net income	$508	$714
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	552	538
Stock-based compensation expense	20	21
Loss from disposition and write-off of property, plant and equipment	13	12
Deferred income taxes	(58)	(51)
Other gains, net	(9)	(11)
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(224)	(34)
Inventories	(74)	205
Prepaid expenses and other current assets	10	(29)
Accounts payable	53	(43)
Accrued and other liabilities	(218)	(69)
Other, net	(167)	(186)
Net cash provided by operating activities	406	1,067
Cash flows from investing activities
Additions to investments in unconsolidated subsidiaries	(1)	(2)
Additions to property, plant and equipment	(503)	(507)
Other, net	9	10
Net cash used for investing activities	(495)	(499)
Cash flows from financing activities
Distributions to noncontrolling interests	(21)	(24)
Dividends paid	(130)	(92)
Proceeds from exercise of stock options	8	9
Repurchase of common stock for treasury	—	(23)
Other, net	(3)	(1)
Net cash used for financing activities	(146)	(131)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	9
Net increase (decrease) in cash, cash equivalents and restricted cash	(261)	446
Cash, cash equivalents and restricted cash at beginning of period	3,319	2,246
Cash, cash equivalents and restricted cash at end of period	$3,058	$2,692
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2024, its results of operations for the three and six months ended June 30, 2024 and 2023, and the changes in its cash position for the six months ended June 30, 2024 and 2023.
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
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Recently Adopted Accounting Standards
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued accounting standards update No. 2023-07, which requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and are to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted this accounting standard effective January 1, 2024, and the adoption will result in additional segment disclosures in the Company's annual consolidated financial statements for the year ending December 31, 2024 and the interim periods thereafter.
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
2. Financial Instruments
Cash Equivalents
The Company had $530 and $360 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2024 and December 31, 2023, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $16 and $15 at June 30, 2024 and December 31, 2023, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2024	December 31, 2023
Trade customers	$1,686	$1,413
Related parties	2	7
Allowance for credit losses	(23)	(27)
	1,665	1,393
Federal and state taxes	55	65
Other	92	143
Accounts receivable, net	$1,812	$1,601

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
4. Inventories
Inventories consist of the following:

	June 30, 2024	December 31, 2023
Finished products	$1,071	$989
Feedstock, additives, chemicals and other raw materials	378	401
Materials and supplies	235	232
Inventories	$1,684	$1,622
5. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2023	$897	$1,144	$2,041
Effects of changes in foreign exchange rates	(3)	(3)	(6)
Balances at June 30, 2024	$894	$1,141	$2,035
6. Accounts Payable
Accounts payable consist of the following:

	June 30, 2024	December 31, 2023
Accounts payable—third parties	$859	$849
Accounts payable to related parties	13	15
Notes payable	13	13
Accounts payable	$885	$877

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Long-Term Debt
Long-term debt consist of the following:

	June 30, 2024	December 31, 2023
0.875% senior notes due 2024	$300	$300
3.60% senior notes due 2026	750	750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029	750	773
3.375% senior notes due 2030	300	300
3.50% senior notes due 2032	250	250
2.875% senior notes due 2041	350	350
5.00% senior notes due 2046	700	700
4.375% senior notes due 2047	500	500
3.125% senior notes due 2051	600	600
3.375% senior notes due 2061	450	450
Term loans due 2026	10	13
Total long-term debt, principal amount	4,971	4,997
Less:
Unamortized discount and debt issuance costs	86	91
Long-term debt, carrying value	4,885	4,906
Less current portion:
0.875% senior notes due 2024	300	299
Long-term debt, carrying value, net of current portion	$4,585	$4,607
Unamortized debt issuance costs on long-term debt were $34 and $36 at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the Company was in compliance with all of its long-term debt covenants.
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2024, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of June 30, 2024, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2024 and 2023 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Other, Net of Tax	Total
Balances at December 31, 2023	$4	$(102)	$—	$(98)
Net other comprehensive income (loss) attributable to Westlake Corporation	2	(53)	—	(51)
Balances at June 30, 2024	$6	$(155)	$—	$(149)

Balances at December 31, 2022	$52	$(141)	$—	$(89)
Net other comprehensive income (loss) attributable to Westlake Corporation	(13)	24	(1)	10
Balances at June 30, 2023	$39	$(117)	$(1)	$(79)
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
The carrying and fair values of the Company's total long-term debt are summarized below:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,885	$4,128	$4,906	$4,236

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
10. Income Taxes
The effective income tax rate was 23.8% for the three months ended June 30, 2024 as compared to 18.6% for the three months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2024 was above the statutory rate of 21.0% primarily due to state and foreign taxes partially offset by U.S. federal research and development credits available to the Company. The effective income tax rate for the three months ended June 30, 2023 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company and the reduction of reserves for uncertain income tax positions as a result of a closed federal income tax audit, partially offset by state and foreign taxes.
The effective income tax rate was 22.7% for the six months ended June 30, 2024 as compared to 20.0% for the six months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 was above the statutory rate of 21.0% primarily due to state and foreign taxes partially offset by U.S. federal research and development credits available to the Company. The effective income tax rate for the six months ended June 30, 2023 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company and the reduction of reserves for uncertain income tax positions as a result of a closed federal income tax audit, mostly offset by state and foreign taxes.
On October 8, 2021, the Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting released a statement indicating that its members had agreed to a Two Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy. Pillar One aims to reallocate a taxpayer's residual profits to the market jurisdictions with which the taxpayer has a nexus. Pillar Two aims to establish a minimum global tax rate of 15%, assessed through a top-up tax imposed on a country-by-country basis. Pillar One targets multinational companies with global annual revenue exceeding €20 billion and profit-to-revenue ratio of more than 10%. Based on the current threshold requirements, the Company does not expect to be subject to Pillar One. On December 20, 2021, the OECD released the Pillar Two model rules providing a framework for implementing a 15% minimum tax, also referred to as the Global Anti-Base Erosion ("GloBE") rules, on earnings of multinational companies with consolidated annual revenue exceeding €750 million.
On December 12, 2022, European Union (EU) member states agreed to adopt the 15% minimum tax under the Pillar Two model rules to be enacted into the member states' domestic tax laws by December 31, 2023, with an effective date beginning in 2024. As of June 30, 2024, a handful of EU member states have yet to comply. Outside of the EU, several other jurisdictions that the Company operates in have enacted legislation consistent with the GloBE rules, while other foreign countries continue to debate adoption and timing to adopt. The Company's global footprint includes operations within the EU, as well as other non-EU jurisdictions that have enacted GloBE related legislation, such as Canada, Japan, South Korea, Vietnam, the UK and Switzerland. At this time, the Company anticipates qualifying for at least one safe harbor in the majority of jurisdictions in which it operates. For those jurisdictions where a safe harbor was not met, the impact is anticipated to be immaterial. The Company will continue to closely monitor Pillar Two developments and evaluate the potential impact to the Company as more foreign countries enact legislation, and as new information and guidance becomes available. The impacts of Pillar Two are recorded in 2024, the first year in which the rules take effect.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Westlake Corporation	$313	$297	$487	$691
Less:
Net income attributable to participating securities	(2)	(1)	(2)	(3)
Net income attributable to common stockholders	$311	$296	$485	$688

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares—basic	128,576,735	127,649,341	128,468,359	127,599,093
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	773,985	834,675	717,186	872,667
Weighted average common shares—diluted	129,350,720	128,484,016	129,185,545	128,471,760

Earnings per common share attributable to Westlake Corporation:
Basic	$2.42	$2.32	$3.77	$5.39
Diluted	$2.40	$2.31	$3.75	$5.35
Excluded from the computation of diluted earnings per share are options to purchase 171,487 and 386,526 shares of common stock for the three months ended June 30, 2024 and 2023, respectively, and 216,105 and 347,470 shares of common stock for the six months ended June 30, 2024 and 2023, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends per common share	$0.5000	$0.3570	$1.0000	$0.7140
12. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of June 30, 2024, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the six months ended June 30, 2024 was as follows:

Investment in LACC
Balance at December 31, 2023	$1,047
Depreciation and amortization	(25)
Balance at June 30, 2024	$1,022
Other Assets, Net
Other assets, net were $696 and $651 at June 30, 2024 and December 31, 2023, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $396 and $391 at June 30, 2024 and December 31, 2023, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Accrued and Other Liabilities
Accrued and other liabilities were $1,352 and $1,614 at June 30, 2024 and December 31, 2023, respectively. Accrued rebates and current portion of operating lease liabilities, which are components of accrued and other liabilities, were $202 and $127, respectively, at June 30, 2024 and $217 and $124, respectively, at December 31, 2023. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $28 and $41 at June 30, 2024 and December 31, 2023, respectively.
Non-cash Investing Activities
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $109 and $102 at June 30, 2024 and June 30, 2023, respectively.
A non-cash charge of $19 related to asset retirement obligations was recognized in the six months ended June 30, 2024.
Other Income, Net
The other income, net of $59 for the three months ended June 30, 2024 included interest income and insurance recoveries of $39 and $10, respectively, and other income, net of $23 for the three months ended June 30, 2023 included interest income and insurance recoveries of $20 and $4, respectively. Other income, net of $109 for the six months ended June 30, 2024 included interest income and insurance recoveries of $79 and $10, respectively, and other income, net of $45 for the six months ended June 30, 2023 included interest income and insurance recoveries of $38 and $8, respectively.
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2024	2023
Cash paid for:
Interest, net of interest capitalized	$71	$75
Income taxes	241	305
Operating lease information:
Right-of-use assets obtained in exchange for operating lease obligations	$151	$90
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek approximately $500 in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. In December 2023, the Court denied the direct purchaser plaintiffs' motion for class certification and the Second Circuit subsequently denied the direct purchaser plaintiffs' motion for an interlocutory appeal for that ruling. The Company recorded an estimated liability in the amount of $19 in 2023 in connection with its entry into a settlement agreement with the direct purchaser plaintiffs. However, in June 2024, the Court declined preliminary approval of the settlement and rejected certification of a settlement class. As a result, the Company terminated the settlement agreement and reversed the $19 recorded liability. In July 2024, the direct purchaser plaintiffs filed an amended motion for preliminary approval of the settlement, which the Company intends to oppose. The indirect purchaser plaintiffs' motion for class certification remains pending. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Québec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Québec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
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
Triad Hunter. In April 2018, Triad Hunter, LLC ("Triad Hunter") filed suit against the Company and certain of its subsidiaries in the Court of Common Pleas in Monroe County, Ohio seeking injunctive relief and alleging negligence and trespass at the Natrium Plant with respect to Triad Hunter's well drilling activities in Ohio. On October 27, 2022, the jury returned a verdict finding that the Company had committed trespass and was negligent in conducting salt mining operations at the Natrium Plant. Upon receipt of the jury verdict, the Company reserved approximately $70 for the damages awarded to Triad Hunter. The court subsequently denied Triad Hunter's request to enjoin further solution mining from one of the brine fields at the Natrium Plant. On September 12, 2023, final judgment was entered in the amount of $70 with interest accruing at the rate of 5% from the date the judgment was rendered, as provided by law. The Company appealed the verdict and sought a stay of execution pending appeal on October 30, 2023. The Company expects oral argument to take place in the second half of 2024.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Petro 2 Flash Fire and EDC Storage Tank Explosion. In September 2021, shortly after the turnaround on Westlake Chemical OpCo LP's Petro 2 ethylene facility commenced, there was a flash fire at the quench tower of the Petro 2 facility. In January 2022, an ethylene dichloride storage tank exploded at one of the Company's Lake Charles, Louisiana complexes. Certain employees and contractors working on the sites at the time of the events were injured during these events and multiple lawsuits were filed against us. Final settlements totaling approximately $382 in the aggregate were reached with all of the plaintiffs to fully resolve the lawsuits, and payment by the Company and the insurance carriers is complete.
Brazilian Contractual Indemnification Lawsuit. In July 2012, PPG Industries, Inc. ("PPG") entered into an agreement to separate various assets and liabilities of its commodity chemicals business, which were transferred to Eagle Spinco, Inc., a wholly-owned subsidiary of PPG ("Eagle Spinco"). The separation and the post separation contractual relationship between PPG and Eagle Spinco are generally set forth in that certain Separation Agreement dated as of July 18, 2012, by and between PPG and Eagle Spinco (the "Separation Agreement"). In January 2013, Eagle Spinco merged with Georgia Gulf Corporation to create Axiall Corporation ("Axiall"), which the Company later acquired in August 2016. Eagle Spinco is currently a wholly-owned indirect subsidiary of the Company.
In May 2024, a trial court in Manaus, Brazil issued a decision awarding damages to Brazilian company Di Gregorio Navegacao, Ltda ("Di Gregorio") in a lawsuit filed by Di Gregorio against PPG relating to an explosion on November 9, 1998 that destroyed the M/V DG Harmony and her cargo, which included PPG-owned calcium hypochlorite. The decision awarded damages to Di Gregorio in the approximate amount of R$550 million (Brazilian real), plus a monetary adjustment and interest since April 3, 2006 (based on Selic), as well as 20% for legal fees and a small procedural fine. The parties to the lawsuit are waiting on the trial court's Accounting Department to release the aggregate judgment amount. On June 14, 2024, an appeal was filed by PPG against the decision in the Amazonas Court of Appeals in Manaus, Brazil. The Amazonas Court of Appeals rejected PPG's request for staying effect to its appeal. There is no expected date for the Amazonas Court of Appeals to examine the merits of PPG's appeal. PPG asserts that the Company and certain of its subsidiaries are responsible for any judgment in the lawsuit.
On May 17, 2024, Eagle Spinco filed a lawsuit against PPG in Delaware Superior Court seeking (1) damages relating to PPG's breach of the Separation Agreement and (2) a declaration that PPG is not entitled to indemnification for the lawsuit unless it engages in efforts to pursue relevant insurance claims and assigns to Eagle Spinco its rights to those claims.
On June 13, 2024, PPG filed a lawsuit against the Company, Axiall and Eagle Spinco in Delaware Chancery Court. In this lawsuit, PPG generally asks the court to find that the defendants: (1) breached the Separation Agreement; (2) may not abandon the defense of the lawsuit filed by Di Gregorio against PPG; (3) must substitute themselves into the lawsuit and remove PPG as named defendant; (4) must acknowledge that they are solely responsible for the liabilities and defense costs of the lawsuit; and (5) must handle and resolve the lawsuit without access to PPG's insurance rights. The Company intends to defend the allegations in this litigation and may assert its own counterclaims, based on allegations similar to those pending against PPG in the Delaware Superior Court action.
At this time, the Company is not able to estimate the impact, if any, that the Delaware lawsuits and Eagle Spinco's contractual obligations related to the lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Contingencies. As of June 30, 2024 and December 31, 2023, the Company had reserves for environmental contingencies totaling approximately $76 and $58, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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
Sulphur Brine Dome. The Company owns and operates salt solution-mining caverns at the Sulphur Brine Dome in Sulphur, Louisiana. The Louisiana Department of Energy and Natural Resources (LDENR) issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's brine caverns. The brine caverns were not active, operating wells but under ongoing, post-operational monitoring requirements. The compliance order and supplements thereto have required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation of potential impacts in the event of future cavern pressure anomalies or failures. Since December 2022, continuous brine injection has maintained cavern pressure while the Company continues to pursue active monitoring, studies, groundwater monitoring, modeling and other activities under the compliance order and supplements. In September 2023, the Office of Conservation issued an emergency declaration as a conservative step to ensure ample resources are available to the government in its response and management of the evolving circumstances at the Sulphur Dome. In June 2024, the Company's cavern experienced a pressure event. As a result, the cavern required increased rates of brine injection, which ultimately restored cavern pressure but leveled out at a higher injection rate to maintain cavern stability. Citing the recent pressure event, LDENR ordered Westlake to begin construction of a dome-wide containment structure, the planning for which was already underway pursuant to the existing compliance order and supplements thereto. The capital costs and expenditures required to comply with the compliance orders and supplements have been and will continue to be incurred. In response to these orders, the Company reserved approximately $32 in connection with monitoring wells and other remedial activities. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Remediation: Reasonably Possible Matters. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved for contingencies that are probable and reasonably estimable as discussed above, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $125 to $200.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net external sales
Performance and Essential Materials
Performance Materials	$1,177	$1,140	$2,341	$2,422
Essential Materials	836	996	1,603	2,063
Total Performance and Essential Materials	2,013	2,136	3,944	4,485
Housing and Infrastructure Products
Housing Products	1,010	918	1,889	1,736
Infrastructure Products	184	197	349	386
Total Housing and Infrastructure Products	1,194	1,115	2,238	2,122
	$3,207	$3,251	$6,182	$6,607

Intersegment sales
Performance and Essential Materials	$149	$102	$260	$213
Housing and Infrastructure Products	—	—	—	—
	$149	$102	$260	$213

Income (loss) from operations
Performance and Essential Materials	$157	$215	$179	$618
Housing and Infrastructure Products	266	190	476	333
Corporate and other	(17)	(9)	(26)	(19)
	$406	$396	$629	$932

Depreciation and amortization
Performance and Essential Materials	$224	$217	$444	$427
Housing and Infrastructure Products	53	51	103	106
Corporate and other	2	3	5	5
	$279	$271	$552	$538

Other income, net
Performance and Essential Materials	$10	$3	$21	$5
Housing and Infrastructure Products	17	3	21	10
Corporate and other	32	17	67	30
	$59	$23	$109	$45

Provision for (benefit from) income taxes
Performance and Essential Materials	$19	$14	$8	$81
Housing and Infrastructure Products	78	47	134	84
Corporate and other	4	9	7	14
	$101	$70	$149	$179

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capital expenditures
Performance and Essential Materials	$189	$194	$419	$420
Housing and Infrastructure Products	42	42	79	80
Corporate and other	—	4	5	7
	$231	$240	$503	$507
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from operations	$406	$396	$629	$932
Interest expense	(41)	(42)	(81)	(84)
Other income, net	59	23	109	45
Income before income taxes	$424	$377	$657	$893

	June 30, 2024	December 31, 2023
Total assets
Performance and Essential Materials	$13,473	$13,538
Housing and Infrastructure Products	5,191	4,888
Corporate and other	2,419	2,609
	$21,083	$21,035
15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of June 30, 2024, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of June 30, 2024.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
16. Subsequent Event
On July 2, 2024, management of the Company approved a plan to temporarily cease operations of ("mothball") the allyl chloride (AC) and epichlorohydrin (ECH) units at the Company's site in Pernis, the Netherlands (collectively, the "Units") subject to completion of local consultation obligations. The Company will continue to operate the liquid epoxy resin (LER) and bisphenol A (BPA) units at the Pernis facility. On July 29, 2024, the Company notified the affected employees at the Units that management approved the plan to mothball the Units. The Units are expected to temporarily cease operations in 2025. The Company expects to incur total pre-tax costs of approximately €80 million related to the mothballing of the Units. The mothballing of the Units is expected to result in a workforce reduction of approximately 30 employees. The expected costs related to mothballing the Units consist of employee severance and separation costs of approximately €5 million and charges for environmental remediation and other plant mothballing costs of approximately €75 million. The Company expects to record substantially all of these costs in the third quarter of 2024.

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
Since 2022 our European businesses were impacted by higher energy prices, inflation and reduced demand. Our North American businesses, where we derive a significant portion of our revenue, also experienced the impacts of high energy costs and interest rates and slower demand for most of our products since the second half of 2022. However, since the second half of 2023 we have experienced lower energy costs in Europe and North America as prices for electricity and natural gas have declined following the elevated 2022 levels and inflation has eased since the 2022 levels, although it still remains a concern. In the near term, we expect that the volatility in energy prices, higher interest rates, inflation and other macroeconomic conditions will continue to impact margins and demand for most of our products.
On February 1, 2022, we completed the acquisition of the global epoxy business of Hexion Inc. ("Westlake Epoxy") for total consideration of $1,207 million. The assets acquired and liabilities assumed and the results of operations of Westlake Epoxy are included in the Performance and Essential Materials segment. During the fourth quarter of 2023, the Westlake Epoxy business's sales volumes and prices, specifically base epoxy resins in Europe, continued to deteriorate. These lower sales volumes and prices have been primarily driven by record exports at lower prices of bisphenol-A, epichlorohydrin and base epoxy resins (constituting the epoxy value chain) out of Asia into Europe and North America during the time when demand in the European market was contracting. In addition, Westlake Epoxy operations in Europe have experienced sustained high energy and power costs. These factors negatively impacted Westlake Epoxy financial results during 2023. Based on these developments, along with management's outlook for the Westlake Epoxy business, we determined in the fourth quarter of 2023, that the carrying amount of long-lived assets of our base epoxy resin business in the Netherlands and all of the goodwill of the Westlake Epoxy business will not be recoverable in the foreseeable future. As a result of this assessment, a goodwill impairment charge of $128 million and a non-cash long-lived asset impairment charge of $347 million, related to our base epoxy resin business in the Netherlands, were recognized in the fourth quarter of 2023.
Recent Developments
Initiation of Antidumping and Countervailing Duty Investigations
On April 3, 2024, the U.S. Epoxy Resin Producers Ad Hoc Coalition (the "Coalition"), of which we are a member, filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting the initiation of antidumping investigations regarding imports of certain epoxy resins from China, India, South Korea, Taiwan, and Thailand and countervailing duty investigations regarding imports of the same products from China, India, South Korea, and Taiwan.
On June 6, 2024, the Coalition confidentially lodged an antidumping complaint with the European Commission requesting the initiation of an antidumping investigation concerning imports of epoxy resins into the European Union market originating in China, South Korea, Taiwan and Thailand. On July 1, 2024, the European Commission published in the EU Official Journal a notice initiating an antidumping investigation concerning imports of epoxy resins originating in China, South Korea, Taiwan, and Thailand.

AC and ECH Pernis Units
On July 2, 2024, management of the Company approved a plan to temporarily cease operations of ("mothball") the allyl chloride ("AC") and epichlorohydrin ("ECH") units at the Company's site in Pernis, the Netherlands (collectively, the "Units") subject to completion of local consultation obligations. The Company will continue to operate the liquid epoxy resin ("LER") and bisphenol A ("BPA") units at the Pernis facility.
On July 29, 2024, the Company notified the affected employees at the Units that management approved the plan to mothball the Units. The Units are expected to temporarily cease operations in 2025. The Company expects to incur total pre-tax costs of approximately €80 million related to the mothballing of the Units. The mothballing of the Units is expected to result in a workforce reduction of approximately 30 employees. The expected costs related to mothballing the Units consist of employee severance and separation costs of approximately €5 million and charges for environmental remediation and other plant mothballing costs of approximately €75 million.
The Company expects to record substantially all of these costs during fiscal period Q3 2024 with cash outflows expected to occur over several years starting in 2025. Once completed, the Company expects these actions will materially improve the financial performance of the Pernis, Netherlands site while enabling the Company to continue to serve its customers with BPA, LER, solutions, and epoxy specialty resins as it does now prior to taking these actions.
Performance and Essential Materials
Our performance and essential materials such as ethylene, PVC, polyethylene, epoxy and caustic soda are some of the most widely used materials in the world and are upgraded into a wide variety of higher value-added products used in many end-markets. Westlake is the second-largest chlor-alkali producer and the second-largest PVC producer in the world, which makes Westlake a leading global chlorovinyls producer. Our performance and essential materials are used by customers in PVC pipe applications; housing and construction products; food and specialty packaging; industrial and consumer packaging; renewable wind energy; coatings; consumer durables; medical health applications; and mobility and transportation. Chlor-alkali and petrochemicals are typically manufactured globally in large volume by a number of different producers using widely available technologies. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between global supply and demand and the resulting operating rates, the level of general economic activity and the price of raw materials. Due to the significant size of new plants, capacity additions are built in large increments and typically require several years of demand growth to be absorbed. The cycle is generally characterized by periods of tight supply, leading to high operating rates and margins, followed by a decline in operating rates and margins primarily as a result of excess new capacity additions. Westlake is a leading supplier of liquid and solid epoxy resins that are used in a wide variety of industrial coating applications. We are also one of the leading producers of epoxy specialty resins, modifiers and curing agents in Europe, the United States and Asia with a global reach to our end markets. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability.
Global demand for most of our products started to recover from the effects of the COVID-19 pandemic in the second half of 2020 and remained strong through the first half of 2022. However, since the second half of 2022 and during the early part of 2023, we saw significant volatility in natural gas and electricity costs, particularly in Europe, as well as in ethane and ethylene prices. We have experienced a decline in natural gas and electricity costs since the second half of 2023 through the second quarter of 2024. Since the first half of 2022, we have continued to experience lower prices and weak demand for most of our products globally through the first quarter of 2024, with signs of demand improving in the second quarter of 2024. The ongoing conflict between Russia and Ukraine since Russia's invasion of Ukraine in 2022, the conflict in the Middle East, slow economic growth in China, increase in bisphenol-A, epichlorohydrin and base epoxy resin exports out of Asia into European and North American markets, timing of certain new ethylene and polyethylene capacity additions in North America, Asia, and the Middle East, volatility in natural gas and electricity prices, volatility in crude oil prices and inflationary pressures could have a continuing negative impact on the performance of Performance and Essential Materials businesses.
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

Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of residential building products, PVC pipes and fittings and PVC compound products. Our sales are affected by new home constructions and home repair and remodeling as well as the decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America, which began to decline at the end of the second quarter of 2022 primarily due to the negative effect that rising mortgage rates in the United States had on buyer sentiment. Since the beginning of 2024, with the stabilization of interest rates and the possibility of interest rate cuts by the U.S. Federal Reserve in the near term, we have seen improvement in the demand for housing products. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index (RRI) provided by the National Association of Home Builders (the "NAHB") among others. Although we ultimately expect that the Infrastructure Investment and Jobs Act of 2021 and historically low residential housing construction that has resulted in an undersupply of existing housing may have a favorable long-term impact on our Housing and Infrastructure Products segment, the current inflationary environment impacting consumer spending and priorities and decade-high mortgage interest rates impacting consumer affordability are expected to have an unfavorable impact on the demand for housing construction in the near term and, as a result, our products produced by this segment.
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

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the three and six months ended June 30, 2024 and 2023.
Net External Sales
The table below presents net external sales on a disaggregated basis for our two principal operating segments. Performance Materials net external sales primarily consist of sales of PVC, polyethylene and epoxy. Essential Materials net external sales primarily consist of sales of caustic soda, styrene, and related derivative materials. Housing Products net external sales primarily consist of sales of housing exterior and interior products, residential pipes and fittings and residential products utilizing PVC compounds. Infrastructure Products net external sales primarily consist of sales of infrastructure related pipes and fittings and infrastructure products utilizing PVC compounds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions of dollars, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,177	$1,140	$2,341	$2,422
Essential Materials	836	996	1,603	2,063
Total Performance and Essential Materials	2,013	2,136	3,944	4,485
Housing and Infrastructure Products
Housing Products	1,010	918	1,889	1,736
Infrastructure Products	184	197	349	386
Total Housing and Infrastructure Products	1,194	1,115	2,238	2,122
	$3,207	$3,251	$6,182	$6,607

Income (loss) from operations
Performance and Essential Materials	$157	$215	$179	$618
Housing and Infrastructure Products	266	190	476	333
Corporate and other	(17)	(9)	(26)	(19)
Total income from operations	406	396	629	932
Interest expense	(41)	(42)	(81)	(84)
Other income, net	59	23	109	45
Provision for income taxes	101	70	149	179
Net income	323	307	508	714
Net income attributable to noncontrolling interests	10	10	21	23
Net income attributable to Westlake Corporation	$313	$297	$487	$691
Diluted earnings per share	$2.40	$2.31	$3.75	$5.35
EBITDA (1)	$744	$690	$1,290	$1,515
Free Cash Flow (2)	$6	$315	$(97)	$560
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Performance and Essential Materials	-16%	+11%	-20%	+8%
Housing and Infrastructure Products	-9%	+16%	-9%	+15%
Company average	-14%	+12%	-17%	+10%

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-11%	-24%
Feedstock (Ethane)	-9%	-17%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions of dollars)
Net cash provided by operating activities	$237	$555	$406	$1,067
Changes in operating assets and liabilities and other	50	(283)	44	(404)
Deferred income taxes	36	35	58	51
Net income	323	307	508	714
Less:
Other income, net	59	23	109	45
Interest expense	(41)	(42)	(81)	(84)
Provision for income taxes	(101)	(70)	(149)	(179)
Income from operations	406	396	629	932
Add:
Depreciation and amortization	279	271	552	538
Other income, net	59	23	109	45
EBITDA	$744	$690	$1,290	$1,515
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions of dollars)
Net cash provided by operating activities	$237	$555	$406	$1,067
Less:
Additions to property, plant and equipment	231	240	503	507
Free Cash Flow	$6	$315	$(97)	$560

Summary
For the quarter ended June 30, 2024, net income attributable to Westlake was $313 million, or $2.40 per diluted share, on net sales of $3,207 million. This represents an increase in net income attributable to Westlake of $16 million, or $0.09 per diluted share, compared to the quarter ended June 30, 2023 net income attributable to Westlake of $297 million, or $2.31 per diluted share, on net sales of $3,251 million. Income from operations for the quarter ended June 30, 2024 was $406 million, a $10 million increase from income from operations of $396 million for the quarter ended June 30, 2023. The increase in net income and income from operations was primarily due to higher sales volumes for PVC resin, caustic soda, chlorine, pipe and fittings and siding and trim and lower feedstock and natural gas costs. The overall increase in net income and income from operations in the second quarter of 2024 were partially offset by lower sales prices for our products across both segments and slightly higher selling, general and administrative expenses. Our Housing and Infrastructure Products segment continued to benefit from strong demand in housing end markets while our Performance and Essential Materials segment reflected improvement during the second quarter of 2024. Net income was also positively impacted by higher interest income. Net sales decreased by $44 million to $3,207 million in the quarter ended June 30, 2024 from $3,251 million in the quarter ended June 30, 2023, primarily due to lower sales prices for our products across both segments, partially offset by an increase in sales volumes for PVC resin, caustic soda, chlorine, pipe and fittings and siding and trim.
For the six months ended June 30, 2024, net income attributable to Westlake was $487 million, or $3.75 per diluted share, on net sales of $6,182 million. This represents a decrease in net income attributable to Westlake of $204 million, or $1.60 per diluted share, compared to the six months ended June 30, 2023 net income attributable to Westlake of $691 million, or $5.35 per diluted share, on net sales of $6,607 million. Income from operations for the six months ended June 30, 2024 was $629 million, a $303 million decrease from income from operations of $932 million for the six months ended June 30, 2023. The decrease in net income and income from operations was primarily due to lower sales prices for our products across both segments. The decreases in net income and income from operations in the six months ended June 30, 2024 were partially offset by higher PVC resin, caustic soda, chlorine, polyethylene, pipe and fittings and siding and trim sales volumes and lower natural gas and feedstock costs. Net income was also favorably impacted by higher interest income. Net sales decreased by $425 million to $6,182 million in the six months ended June 30, 2024 from $6,607 million in the six months ended June 30, 2023, primarily due to lower sales prices for our products, partially offset by higher sales volumes for PVC resin, caustic soda, chlorine, polyethylene, pipe and fittings and siding and trim.
RESULTS OF OPERATIONS
Second Quarter 2024 Compared with Second Quarter 2023
Net Sales. Net sales decreased by $44 million, or 1%, to $3,207 million in the second quarter of 2024 from $3,251 million in the second quarter of 2023, primarily due to lower sales prices for most of our products across both segments. Average sales prices for the second quarter of 2024 decreased by 14% as compared to the second quarter of 2023 as a result of lower sales prices for our products across both segments. Sales volumes increased by 12% in the second quarter of 2024 as compared to the second quarter of 2023, due to higher sales volumes for several of our products in both segments, particularly PVC resin, caustic soda, chlorine, pipe and fittings and siding and trim.
Gross Profit. Gross profit margin was 21% in the second quarter of 2024 as compared to 20% in the second quarter of 2023. The increase in gross profit margin was primarily due to higher sales volumes for several of our products, which was partially offset by lower sales prices for our products across both segments.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11 million to $224 million in the second quarter of 2024 as compared to $213 million in the second quarter of 2023. This increase was mainly due to higher professional consulting and selling expenses.
Amortization of Intangibles. Amortization expense in the second quarter of 2024 was comparable to the second quarter of 2023.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs in the second quarter of 2024 were comparable to the second quarter of 2023.
Interest Expense. Interest expense in the second quarter of 2024 was comparable to the second quarter of 2023.
Other Income, Net. Other income, net increased by $36 million to $59 million in the second quarter of 2024 from $23 million in the second quarter of 2023, substantially due to higher interest income attributable to a higher average cash and cash equivalents balance and higher interest rates in the second quarter of 2024 as compared to the second quarter of 2023.

Income Taxes. The effective income tax rate was 23.8% for the second quarter of 2024 as compared to 18.6% for the second quarter of 2023. The effective tax rate in the second quarter of 2024 was higher compared to the second quarter of 2023 primarily due to higher foreign taxes, partially offset by lower state taxes in the second quarter of 2024. The reduction of reserves for uncertain income tax positions, as a result of a closed federal income tax audit in the second quarter of 2023, also contributed to lower effective income tax rate for the second quarter of 2023.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $123 million, or 6%, to $2,013 million in the second quarter of 2024 from $2,136 million in the second quarter of 2023. Average sales prices for the Performance and Essential Materials segment decreased by 16% in the second quarter of 2024 as compared to the second quarter of 2023. Lower Performance Materials sales prices were primarily due to lower PVC resin sales prices. Lower Essential Materials sales prices were primarily due to lower caustic soda and chlorine sales prices. Sales volumes for the Performance and Essential Materials segment increased by 11% in the second quarter of 2024 as compared to the second quarter of 2023 primarily due to higher PVC resin, caustic soda and chlorine sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $58 million to $157 million in the second quarter of 2024 from $215 million in the second quarter of 2023. This decrease in income from operations in the second quarter of 2024, as compared to the second quarter of 2023, was primarily due to lower sales prices for our major products, particularly PVC resin and caustic soda. These decreases were partially offset by higher sales volume for PVC resin and caustic soda and lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $79 million, or 7%, to $1,194 million in the second quarter of 2024 from $1,115 million in the second quarter of 2023. Average sales prices for the Housing and Infrastructure Products segment decreased by 9% in the second quarter of 2024 as compared to the second quarter of 2023, primarily due to lower sales prices across all of our products in this segment. Sales volumes for the Housing and Infrastructure Products segment increased by 16% in the second quarter of 2024 as compared to the second quarter of 2023 primarily due to strong demand in housing end markets, particularly for pipe and fittings and siding and trim.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $76 million to $266 million in the second quarter of 2024 from $190 million in the second quarter of 2023. This increase in income from operations in the second quarter of 2024, as compared to the second quarter of 2023, was primarily due to higher sales volumes for pipe and fittings and siding and trim and lower raw material costs.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Net Sales. Net sales decreased by $425 million, or 6%, to $6,182 million in the six months ended June 30, 2024 from $6,607 million in the six months ended June 30, 2023, primarily due to lower sales prices for most of our products across both segments. Average sales prices for the six months ended June 30, 2024 decreased by 17% as compared to the six months ended June 30, 2023 as a result of continuing lower demand for several of our products in the Performance and Essential Materials segment, including caustic soda. Sales volumes increased by 10% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to increased demand for PVC resin, caustic soda, chlorine, polyethylene, pipe and fittings and siding and trim.
Gross Profit. Gross profit margin was 18% in the six months ended June 30, 2024 as compared to 22% in the six months ended June 30, 2023. The decrease in gross profit margin was primarily due to lower prices for most of our products, which was partially offset by lower natural gas and feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses of $433 million in the six months ended June 30, 2024 was comparable to $435 million in the six months ended June 30, 2023.
Amortization of Intangibles. Amortization expense in the six months ended June 30, 2024 was comparable to the six months ended June 30, 2023.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs in the six months ended June 30, 2024 were comparable to the six months ended June 30, 2023.
Interest Expense. Interest expense decreased slightly by $3 million to $81 million in the six months ended June 30, 2024 from $84 million in the six months ended June 30, 2023, primarily due to higher capitalized interest on capital projects.

Other Income, Net. Other income, net increased by $64.0 million to $109 million in the six months ended June 30, 2024 from $45 million in the six months ended June 30, 2023, substantially due to higher average cash and cash equivalents balance and higher interest rates in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Income Taxes. The effective income tax rate was 22.7% for the six months ended June 30, 2024 as compared to 20.0% for the six months ended June 30, 2023. The effective tax rate in the six months ended June 30, 2024 was higher compared to the six months ended June 30, 2023 primarily due to higher foreign taxes partially offset by lower state taxes for the six months ended June 30, 2024. The reduction of reserves for uncertain income tax positions, as a result of a closed federal income tax audit in the six months ended June 30, 2023, also contributed to lower effective income tax rate for the six months ended June 30, 2023.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $541 million, or 12%, to $3,944 million in the six months ended June 30, 2024 from $4,485 million in the six months ended June 30, 2023. Average sales prices for the Performance and Essential Materials segment decreased by 20% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Lower Performance Materials sales prices were primarily due to lower PVC resin and epoxy sales prices. Lower Essential Materials sales prices were primarily due to lower caustic soda sales prices. Sales volumes for the Performance and Essential Materials segment increased by 8% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to higher PVC resin, caustic soda and chlorine and polyethylene sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $439 million to $179 million in the six months ended June 30, 2024 from $618 million in the six months ended June 30, 2023. This decrease in income from operations in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to lower sales prices for our major products, particularly PVC resin, caustic soda and epoxy. These decreases were partially offset by higher sales volumes for PVC resin, caustic soda, chlorine and polyethylene and lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $116 million, or 5%, to $2,238 million in the six months ended June 30, 2024 from $2,122 million in the six months ended June 30, 2023. Average sales prices for the Housing and Infrastructure Products segment decreased by 9% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to lower sales prices across all of our products in this segment. Sales volumes for the Housing and Infrastructure Products segment increased by 15% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to strong demand in housing end markets, particularly for pipe and fittings and siding and trim.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $143 million to $476 million in the six months ended June 30, 2024 from $333 million in the six months ended June 30, 2023. This increase in income from operations in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to higher sales volumes for pipe and fittings and siding and trim and lower raw material costs.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Cash Flows
Operating Activities
Operating activities provided cash of $406 million in the first six months of 2024 compared to cash provided by operating activities of $1,067 million in the first six months of 2023. The $661 million decrease in cash flows from operating activities was mainly due to lower prices and demand for most of our products and an unfavorable change in working capital in the six months ended June 30, 2024. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $453 million in the first six months of 2024, compared to $30 million of cash provided in the first six months of 2023, an unfavorable change of $483 million. The unfavorable change in the first six months of 2024 was substantially driven by the higher accounts receivables due to an increase in sales towards the end of the six months ended June 30, 2024, higher inventory volumes at the end of the six months ended June 30, 2024 for the Housing and Infrastructure segment and cash outflows related to the 2023 litigation accrual in the six months ended June 30, 2024.

Investing Activities
Net cash used for investing activities in the first six months of 2024 of $495 million was relatively comparable to net cash used for investing activities of $499 million in the first six months of 2023. The investing activities in the first six months of 2024 and the first six months of 2023 were primarily related to capital expenditures in the period. Capital expenditures were $503 million in the first six months of 2024 as compared to $507 million in the first six months of 2023. Capital expenditures in the first six months of 2024 and 2023 were primarily related to projects to increase production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
Financing Activities
Net cash used for financing activities during the first six months of 2024 of $146 million was higher as compared to the net cash used for financing activities of $131 million in the first six months of 2023. The activities during the first six months of 2024 were primarily related to the $130 million payment of cash dividends, the $21 million payment of cash distributions to noncontrolling interests and inflows of $8 million from the exercise of stock options. The financing activities in the first six months of 2023 were primarily related to the $92 million payment of cash dividends, the $24 million payment of cash distributions to noncontrolling interests, repurchases of our common stock for an aggregate amount of $23 million and inflows of $9 million from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of June 30, 2024, we had repurchased 8,722,550 shares of our common stock for an aggregate purchase price of approximately $574 million under the 2014 Program. We did not repurchase any common stock under the 2014 Program during the three months ended June 30, 2024. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of June 30, 2024.
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
Cash and Cash Equivalents
As of June 30, 2024, our cash and cash equivalents totaled $3,042 million.
In addition to our cash and cash equivalents, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.

Debt
As of June 30, 2024, the carrying value of our indebtedness totaled $4,885 million. See Note 7 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness.
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

Our long-term debt consisted of the following as of June 30, 2024:

	Principal Amount (in millions of dollars)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	$300	August 2021	August 2024	August 15, 2022	(1)
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	August 2016	August 2026	May 15, 2026	(1) (4)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(6)
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	750	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(5)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (4)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	10	March 2021	March 2026		(7)
Total long-term debt	$4,971
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
(6)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2024 was 4.15%.
(7)    The 2026 Term Loan has a 5-year maturity and includes a government rate subsidy. The interest rate on the 2026 Term Loan as of June 30, 2024 was 1.08%.
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
As of June 30, 2024, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2024, we were in compliance with the total leverage ratio financial maintenance covenant.
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

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of June 30, 2024, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of June 30, 2024, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
Off-Balance Sheet Arrangements
None.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:
•the ultimate timing, outcome and results of integrating the operations of any acquisitions and the ultimate outcome of our operating efficiencies applied to the products and services; the effects of any such acquisition, including the combined company's future financial condition, results of operations, strategy and plans; and expected synergies and other benefits from any such acquisition and our ability to realize such synergies and other benefits;
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
•timing of and amount of capital expenditures; and
•results of mothballing of the AC and ECH Units (such as timing and amount of recognition of related costs, expectation of material improvement of the financial performance of our Pernis, Netherlands site).

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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2024, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on our income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2024, we had $4,950 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $50 million. Also, at June 30, 2024, we had $21 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $21 million as of June 30, 2024 was 2.68%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
SOFR is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at June 30, 2024.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at June 30, 2024. The arrangement is scheduled to settle in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of June 30, 2024), please see the 2023 Form 10-K and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q, in addition to the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2024	308	$154.88	—	$476,162,426
May 2024	—	—	—	476,162,426
June 2024	—	—	—	476,162,426
	308	$154.88	—
_____________
(1)    Includes 308 shares withheld in April 2024, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan (as amended and restated effective May 11, 2023).
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of June 30, 2024, 8,722,550 shares of our common stock had been acquired at an aggregate purchase price of approximately $574 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CORPORATION

Date:	August 9, 2024	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2024	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)