Form 10-Q
period 2024-09-30
WESTLAKE CORP
filed 2024-11-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 30, 2024 was 128,705,799.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,915	$3,304
Accounts receivable, net	1,754	1,601
Inventories	1,747	1,622
Prepaid expenses and other current assets	133	82
Total current assets	6,549	6,609
Property, plant and equipment, net	8,602	8,519
Operating lease right-of-use assets	819	697
Goodwill	2,039	2,041
Customer relationships, net	843	910
Other intangible assets, net	469	493
Equity method investments	1,099	1,115
Other assets, net	689	651
Total assets	$21,109	$21,035
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$898	$877
Accrued and other liabilities	1,453	1,614
Current portion of long-term debt, net	—	299
Total current liabilities	2,351	2,790
Long-term debt, net	4,616	4,607
Deferred income taxes	1,514	1,560
Pension and other post-retirement benefits	356	363
Operating lease liabilities	730	611
Other liabilities	356	340
Total liabilities	9,923	10,271
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at September 30, 2024 and December 31, 2023, respectively	1	1
Common stock, held in treasury, at cost; 5,952,302 and 6,439,289 shares at September 30, 2024 and December 31, 2023, respectively	(408)	(435)
Additional paid-in capital	645	630
Retained earnings	10,541	10,143
Accumulated other comprehensive loss	(117)	(98)
Total Westlake Corporation stockholders' equity	10,662	10,241
Noncontrolling interests	524	523
Total equity	11,186	10,764
Total liabilities and equity	$21,109	$21,035
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions of dollars, except per share data and share amounts)
Net sales	$3,117	$3,115	$9,299	$9,722
Cost of sales	2,618	2,529	7,670	7,702
Gross profit	499	586	1,629	2,020
Selling, general and administrative expenses	215	206	648	641
Amortization of intangibles	29	31	89	92
Restructuring, transaction and integration-related costs	75	—	83	6
Income from operations	180	349	809	1,281
Other income (expense)
Interest expense	(39)	(40)	(120)	(124)
Other income, net	44	56	153	101
Income before income taxes	185	365	842	1,258
Provision for income taxes	65	70	214	249
Net income	120	295	628	1,009
Net income attributable to noncontrolling interests	12	10	33	33
Net income attributable to Westlake Corporation	$108	$285	$595	$976
Earnings per common share attributable to Westlake Corporation:
Basic	$0.84	$2.22	$4.61	$7.61
Diluted	$0.83	$2.20	$4.58	$7.56
Weighted average common shares outstanding:
Basic	128,638,632	127,854,464	128,525,531	127,685,210
Diluted	129,340,461	128,583,927	129,237,560	128,509,618
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions of dollars)
Net income	$120	$295	$628	$1,009
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	1	—	3	—
Income tax provision on pension and other post-retirement benefits liability	(1)	—	(1)	(13)
Foreign currency translation adjustments
Foreign currency translation	26	(50)	(24)	(30)
Income tax (provision) benefit on foreign currency translation	8	(4)	2	(2)
Other, net of income tax	—	(1)	—	—
Other comprehensive income (loss), net of income taxes	34	(55)	(20)	(45)
Comprehensive income	154	240	608	964
Comprehensive income attributable to noncontrolling interests, net of tax of $0 and $1 for the three months ended September 30, 2024 and 2023; and net of tax of $2 and $3 for the nine months ended September 30, 2024 and 2023, respectively	14	7	32	30
Comprehensive income attributable to Westlake Corporation	$140	$233	$576	$934
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2023	134,651,380	$1	6,439,289	$(435)	$630	$10,143	$(98)	$523	$10,764
Net income	—	—	—	—	—	174	—	11	185
Other comprehensive loss	—	—	—	—	—	—	(34)	(2)	(36)
Shares issued—stock-based compensation	—	—	(357,118)	21	(14)	—	—	—	7
Stock-based compensation	—	—	—	—	8	—	—	—	8
Dividends declared	—	—	—	—	—	(65)	—	—	(65)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2024	134,651,380	$1	6,082,171	$(414)	$624	$10,252	$(132)	$522	$10,853
Net income	—	—	—	—	—	313	—	10	323
Other comprehensive loss	—	—	—	—	—	—	(17)	(1)	(18)
Shares issued—stock-based compensation	—	—	(14,158)	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	11	—	—	—	11
Dividends declared	—	—	—	—	—	(65)	—	—	(65)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balances at June 30, 2024	134,651,380	$1	6,068,013	$(413)	$635	$10,500	$(149)	$520	$11,094
Net income	—	—	—	—	—	108	—	12	120
Other comprehensive income	—	—	—	—	—	—	32	2	34
Shares issued—stock-based compensation	—	—	(115,711)	5	—	—	—	—	5
Stock-based compensation	—	—	—	—	10	—	—	—	10
Dividends declared	—	—	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at September 30, 2024	134,651,380	$1	5,952,302	$(408)	$645	$10,541	$(117)	$524	$11,186
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

	(in millions of dollars)
Cash flows from operating activities
Net income	$628	$1,009
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	833	815
Stock-based compensation expense	31	31
Loss from disposition and write-off of property, plant and equipment	31	24
Deferred income taxes	(58)	(67)
Other losses (gains), net	(11)	(12)
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(151)	(130)
Inventories	(124)	194
Prepaid expenses and other current assets	(52)	(28)
Accounts payable	53	(28)
Accrued and other liabilities	(139)	144
Other, net	(161)	(189)
Net cash provided by operating activities	880	1,763
Cash flows from investing activities
Additions to investments in unconsolidated subsidiaries	(24)	(18)
Additions to property, plant and equipment	(723)	(752)
Other, net	11	20
Net cash used for investing activities	(736)	(750)
Cash flows from financing activities
Distributions to noncontrolling interests	(31)	(33)
Dividends paid	(197)	(156)
Proceeds from exercise of stock options	13	39
Repayment of senior notes	(300)	—
Repurchase of common stock for treasury	—	(23)
Other, net	(2)	(2)
Net cash used for financing activities	(517)	(175)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	(388)	826
Cash, cash equivalents and restricted cash at beginning of period	3,319	2,246
Cash, cash equivalents and restricted cash at end of period	$2,931	$3,072
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2024, its results of operations for the three and nine months ended September 30, 2024 and 2023, and the changes in its cash position for the nine months ended September 30, 2024 and 2023.
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
2. Financial Instruments
Cash Equivalents
The Company had $874 and $360 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2024 and December 31, 2023, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $16 and $15 at September 30, 2024 and December 31, 2023, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2024	December 31, 2023
Trade customers	$1,587	$1,413
Related parties	1	7
Allowance for credit losses	(24)	(27)
	1,564	1,393
Federal and state taxes	56	65
Other	134	143
Accounts receivable, net	$1,754	$1,601

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
4. Inventories
Inventories consist of the following:

	September 30, 2024	December 31, 2023
Finished products	$1,090	$989
Feedstock, additives, chemicals and other raw materials	416	401
Materials and supplies	241	232
Inventories	$1,747	$1,622
5. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2023	$897	$1,144	$2,041
Effects of changes in foreign exchange rates	(2)	—	(2)
Balances at September 30, 2024	$895	$1,144	$2,039
6. Accounts Payable
Accounts payable consist of the following:

	September 30, 2024	December 31, 2023
Accounts payable—third parties	$883	$849
Accounts payable to related parties	—	15
Notes payable	15	13
Accounts payable	$898	$877

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Long-Term Debt
Long-term debt consist of the following:

	September 30, 2024	December 31, 2023
0.875% senior notes due 2024	$—	$300
3.60% senior notes due 2026	750	750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029	781	773
3.375% senior notes due 2030	300	300
3.50% senior notes due 2032	250	250
2.875% senior notes due 2041	350	350
5.00% senior notes due 2046	700	700
4.375% senior notes due 2047	500	500
3.125% senior notes due 2051	600	600
3.375% senior notes due 2061	450	450
Term loans due 2026	9	13
Total long-term debt, principal amount	4,701	4,997
Less:
Unamortized discount and debt issuance costs	85	91
Long-term debt, carrying value	4,616	4,906
Less current portion:
0.875% senior notes due 2024	—	299
Long-term debt, carrying value, net of current portion	$4,616	$4,607
Unamortized debt issuance costs on long-term debt were $33 and $36 at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the Company was in compliance with all of its long-term debt covenants.
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2024, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of September 30, 2024, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Redemption of 0.875% senior notes due 2024
On August 15, 2024, the Company redeemed $300 aggregate principal amount of its outstanding 0.875% senior notes due August 15, 2024 at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest thereon.
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2024 and 2023 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2023	$4	$(102)	$(98)
Net other comprehensive income (loss) attributable to Westlake Corporation	2	(21)	(19)
Balances at September 30, 2024	$6	$(123)	$(117)

Balances at December 31, 2022	$52	$(141)	$(89)
Net other comprehensive income (loss) attributable to Westlake Corporation	(13)	(29)	(42)
Balances at September 30, 2023	$39	$(170)	$(131)
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
The carrying and fair values of the Company's total long-term debt are summarized below:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,616	$4,059	$4,906	$4,236

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
10. Income Taxes
The effective income tax rate was 35.1% for the three months ended September 30, 2024 as compared to 19.2% for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 30, 2024 was above the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss that included for the three months ended September 30, 2024 the expenses related to the plan to temporarily cease operations ("mothball") of the allyl chloride (AC) and epichlorohydrin (ECH) units in Pernis, the Netherlands (collectively, the "Units") and state and foreign taxes, partially offset by U.S. federal research and development credits available to the Company. The effective income tax rate for the three months ended September 30, 2023 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company, partially offset by an increase in reserves for uncertain income tax positions.
The effective income tax rate was 25.4% for the nine months ended September 30, 2024 as compared to 19.8% for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 was above the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss which was due to, among other things, the expenses related to the mothballing of the Units and state and foreign taxes, partially offset by U.S. federal research and development credits available to the Company. The effective income tax rate for the nine months ended September 30, 2023 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company and the reduction of reserves for uncertain income tax positions as a result of a closed federal income tax audit, which was partially offset by an increase in reserves for uncertain income tax positions.
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
On December 12, 2022, European Union (EU) member states agreed to adopt the 15% minimum tax under the Pillar Two model rules to be enacted into the member states' domestic tax laws by December 31, 2023, with an effective date beginning in 2024. As of September 30, 2024, a handful of EU member states have yet to comply. Outside of the EU, several other jurisdictions that the Company operates in have enacted legislation consistent with the GloBE rules, while other foreign countries continue to debate adoption and timing to adopt. The Company's global footprint includes operations within the EU, as well as other non-EU jurisdictions that have enacted GloBE related legislation, such as Canada, Japan, South Korea, Vietnam, the UK and Switzerland. At this time, the Company anticipates qualifying for at least one safe harbor in the majority of jurisdictions in which it operates. For those jurisdictions where a safe harbor was not met, the impact is anticipated to be immaterial. The Company will continue to closely monitor Pillar Two developments and evaluate the potential impact to the Company as more foreign countries enact legislation, and as new information and guidance becomes available. The impacts of Pillar Two are recorded in 2024, the first year in which the rules take effect.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Westlake Corporation	$108	$285	$595	$976
Less:
Net income attributable to participating securities	(1)	(2)	(3)	(5)
Net income attributable to common stockholders	$107	$283	$592	$971
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares—basic	128,638,632	127,854,464	128,525,531	127,685,210
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	701,829	729,463	712,029	824,408
Weighted average common shares—diluted	129,340,461	128,583,927	129,237,560	128,509,618

Earnings per common share attributable to Westlake Corporation:
Basic	$0.84	$2.22	$4.61	$7.61
Diluted	$0.83	$2.20	$4.58	$7.56
Excluded from the computation of diluted earnings per share are options to purchase 335,454 and 180,879 shares of common stock for the three months ended September 30, 2024 and 2023, respectively, and 256,178 and 291,303 shares of common stock for the nine months ended September 30, 2024 and 2023, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends per common share	$0.5250	$0.5000	$1.5250	$1.2140

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
12. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of September 30, 2024, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the nine months ended September 30, 2024 was as follows:

Investment in LACC
Balance at December 31, 2023	$1,047
Cash contributions	22
Depreciation and amortization	(38)
Balance at September 30, 2024	$1,031
Other Assets, Net
Other assets, net were $689 and $651 at September 30, 2024 and December 31, 2023, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $376 and $391 at September 30, 2024 and December 31, 2023, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,453 and $1,614 at September 30, 2024 and December 31, 2023, respectively. Accrued rebates and current portion of operating lease liabilities, which are components of accrued and other liabilities, were $229 and $130, respectively, at September 30, 2024 and $217 and $124, respectively, at December 31, 2023. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $33 and $41 at September 30, 2024 and December 31, 2023, respectively.
Restructuring, Transaction and Integration-Related Costs
The restructuring, transaction and integration-related expenses of $75 for the three months ended September 30, 2024 and $83 for the nine months ended September 30, 2024 primarily consisted of plant mothballing, employee severance and separation expenses as further discussed below. There were no restructuring, transaction and integration-related costs during the three months ended September 30, 2023 and there were restructuring, transaction and integration-related costs of $6 for the nine months ended September 30, 2023.
On July 2, 2024, the Company approved a plan to temporarily cease operations of the allyl chloride (AC) and epichlorohydrin (ECH) units at the Company's Epoxy site in Pernis, the Netherlands in the Performance and Essential Materials segment. On July 29, 2024, the Company notified the affected employees at the Units that management approved the plan to mothball the Units. The Units are expected to temporarily cease operations in 2025. In the third quarter of 2024, the Company accrued expenses of approximately $75 related to mothballing of the Units, which consisted of charges for environmental remediation and other plant mothballing expenses of approximately $71 and of employee severance and separation expenses of approximately $4. The Company continues to operate the liquid epoxy resin (LER) and bisphenol A (BPA) units at the Pernis facility.
Non-cash Investing Activities
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $122 and $120 at September 30, 2024 and September 30, 2023, respectively.
A non-cash charge of $19 related to asset retirement obligations was recognized in the nine months ended September 30, 2024.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Other Income, Net
The other income, net of $44 for the three months ended September 30, 2024 included interest income of $39, and other income, net of $56 for the three months ended September 30, 2023 included interest income and insurance recoveries of $28 and $17, respectively. Other income, net of $153 for the nine months ended September 30, 2024 included interest income and insurance recoveries of $118 and $10, respectively, and other income, net of $101 for the nine months ended September 30, 2023 included interest income and insurance recoveries of $66 and $25, respectively.
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2024	2023
Cash paid for:
Interest, net of interest capitalized	$135	$140
Income taxes	346	388
Operating lease information:
Right-of-use assets obtained in exchange for operating lease obligations	$219	$132
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek approximately $500 in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. In December 2023, the Court denied the direct purchaser plaintiffs' motion for class certification and the Second Circuit subsequently denied the direct purchaser plaintiffs' motion for an interlocutory appeal for that ruling. The Company recorded an estimated liability in the amount of $19 in 2023 in connection with its entry into a settlement agreement with the direct purchaser plaintiffs. However, in June 2024, the Court declined preliminary approval of the settlement and rejected certification of a settlement class. As a result, the Company terminated the settlement agreement and reversed the $19 recorded liability. In July 2024, the direct purchaser plaintiffs filed an amended motion for preliminary approval of the settlement, which the Court denied on October 29, 2024. The indirect purchaser plaintiffs' motion for class certification remains pending. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Québec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Québec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
PVC Pipe Antitrust. The Company and other manufacturers of PVC pipe have been named as defendants in four putative class action civil lawsuits, all filed in the U.S. District Court for the Northern District of Illinois in August and September of 2024. These lawsuits are: Bavolak v. Atkore, Inc.; Wrobbel v. Atkore, Inc.; TC Construction, Inc. v. Atkore, Inc.; and Bill Wagner & Son, Inc. v. Atkore, Inc. Other defendants named in one or more of the lawsuits are Atkore, Inc., Cantex, Inc., Diamond Plastics Corporation, IPEX USA LLC, J-M Manufacturing Company, Inc. (d/b/a JM Eagle), National Pipe & Plastics, Inc., Northern Pipe Products, Inc., Oil Price Information Service, LLC ("OPIS"), Otter Tail Corporation, PipeLife Jetstream, Inc., Prime Conduit, Inc., Sanderson Pipe Corporation, Southern Pipe, Inc., Westlake Pipe & Fittings Corporation, and Vinyltech Corporation. The plaintiffs in the Bavolak, Wrobbel, and TC Construction lawsuits filed a single consolidated amended complaint on October 30 and allege that PVC pipe manufacturers conspired with each other, an industry publication (OPIS), and certain PVC pipe distributors to fix, raise, maintain and stabilize the domestic prices of PVC pipe. These plaintiffs allege they paid artificially high prices for PVC pipe purchased from pipe distributors as a result of the alleged conspiracy. These plaintiffs assert various claims under Section 1 of the Sherman Act and the competition laws of multiple states, and seek injunctive relief, treble damages, and equitable relief, in undisclosed amounts, plus attorneys' fees. The plaintiff in the Bill Wagner & Son, Inc. suit purports to represent direct purchasers of PVC pipe from pipe manufacturers and alleges the manufacturers conspired with each other and OPIS to fix, raise, maintain and stabilize the domestic prices of PVC pipe. The Bill Wagner complaint, which was also amended on October 30, alleges direct purchasers paid artificially high prices for PVC pipe as a result of the alleged conspiracy and asserts a single claim under Section 1 of the Sherman Act for injunctive relief, treble damages, and equitable relief, in an undisclosed amount, plus attorneys' fees and costs. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Triad Hunter. In April 2018, Triad Hunter, LLC ("Triad Hunter") filed suit against the Company and certain of its subsidiaries in the Court of Common Pleas in Monroe County, Ohio seeking injunctive relief and alleging negligence and trespass at the Natrium Plant with respect to Triad Hunter's well drilling activities in Ohio. On October 27, 2022, the jury returned a verdict finding that the Company had committed trespass and was negligent in conducting salt mining operations at the Natrium Plant. Upon receipt of the jury verdict, the Company reserved approximately $70 for the damages awarded to Triad Hunter. The court subsequently denied Triad Hunter's request to enjoin further solution mining from one of the brine fields at the Natrium Plant. On September 12, 2023, final judgment was entered in the amount of $70 with interest accruing at the rate of 5% from the date the judgment was rendered, as provided by law. The Company appealed the verdict and sought a stay of execution pending appeal on October 30, 2023. Oral argument took place in October 2024 and a ruling from the court is expected in 2025.
Petro 2 Flash Fire and EDC Storage Tank Explosion. In September 2021, shortly after the turnaround on Westlake Chemical OpCo LP's Petro 2 ethylene facility commenced, there was a flash fire at the quench tower of the Petro 2 facility. In January 2022, an ethylene dichloride storage tank exploded at one of the Company's Lake Charles, Louisiana complexes. Certain employees and contractors working on the sites at the time of the events were injured during these events and multiple lawsuits were filed against the Company. Final settlements totaling approximately $382 in the aggregate were reached with all of the plaintiffs to fully resolve the lawsuits, and payment by the Company and the insurance carriers is complete.
Brazilian Contractual Indemnification Lawsuit. In July 2012, PPG Industries, Inc. ("PPG") entered into an agreement to separate various assets and liabilities of its commodity chemicals business, which were transferred to Eagle Spinco, Inc., a wholly owned subsidiary of PPG ("Eagle Spinco"). The separation and the post separation contractual relationship between PPG and Eagle Spinco are generally set forth in that certain Separation Agreement dated as of July 18, 2012, by and between PPG and Eagle Spinco (the "Separation Agreement"). In January 2013, Eagle Spinco merged with Georgia Gulf Corporation to create Axiall Corporation ("Axiall"), which the Company later acquired in August 2016. Eagle Spinco is currently a wholly owned indirect subsidiary of the Company.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
In May 2024, a trial court in Manaus, Brazil issued a decision awarding damages to Brazilian company Di Gregorio Navegacao, Ltda ("Di Gregorio") in a lawsuit filed by Di Gregorio against PPG relating to an explosion on November 9, 1998 that destroyed the M/V DG Harmony and her cargo, which included PPG-owned calcium hypochlorite (the "Lawsuit"). The decision awarded damages to Di Gregorio in the approximate amount of R$550 million (Brazilian real), plus a monetary adjustment and interest since April 3, 2006 (based on Selic), as well as 20% for legal fees and a small procedural fine. The parties to the lawsuit are waiting on the trial court's Accounting Department to release the aggregate judgment amount. On June 14, 2024, PPG filed an appeal of the decision in the Amazonas Court of Appeals in Manaus, Brazil. The Amazonas Court of Appeals rejected PPG's request for a stay of the trial court proceeding in light of the appeal. There is no expected date for the Amazonas Court of Appeals to examine the merits of PPG's appeal. PPG asserts that the Company and certain of its subsidiaries are responsible for any judgment in the Di Gregorio lawsuit.
On May 17, 2024, Eagle Spinco filed a lawsuit against PPG in Delaware Superior Court seeking (1) damages relating to PPG's breach of the Separation Agreement and (2) a declaration that PPG is not entitled to indemnification for the lawsuit unless it engages in efforts to pursue relevant insurance claims and assigns to Eagle Spinco its rights to those claims. On August 13, 2024, Eagle Spinco voluntarily dismissed the Superior Court action without prejudice, given the parallel chancery action set forth below.
On June 13, 2024, PPG filed a lawsuit against the Company, Axiall and Eagle Spinco in Delaware Chancery Court. In this lawsuit, PPG generally asks the court to find that the defendants: (1) breached the Separation Agreement; (2) may not abandon the defense of the Lawsuit filed by Di Gregorio against PPG; (3) must endeavor to substitute themselves into the Lawsuit and remove PPG as named defendant; (4) must acknowledge that they are solely responsible for the liabilities and defense costs of the Lawsuit; and (5) must handle and resolve the Lawsuit without access to PPG's insurance rights. The Company is defending this litigation and has asserted its own counterclaims, based on allegations similar to those that were asserted against PPG in the Delaware Superior Court action.
At this time, the Company is not able to estimate the impact, if any, that the Delaware lawsuits and Eagle Spinco's contractual obligations related to the lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Contingencies. As of September 30, 2024 and December 31, 2023, the Company had reserves for environmental contingencies totaling approximately $74 and $58, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
In March 2022, the Company filed a demand for arbitration seeking reimbursement for certain allocable costs incurred during the applicable period since May 2017, and which Avient has failed to pay or disputed as not subject to indemnity under the 1990 and 1997 agreements. In April 2022, Avient filed a complaint in the federal district court for the Western District of Kentucky disputing the enforceability of the 2007 settlement agreement and seeking to enjoin arbitration. Avient claims that the allocable costs at issue are up to $22, for which Avient claims the Company is totally liable. On September 30, 2023, the court issued an order denying without prejudice the parties' cross motions for summary judgment and set a 30-day deadline for the parties to refile and provide additional briefing on specific aspects of the arguments before the court. The parties each refiled and provided additional briefing by the deadline. On September 30, 2024 the court issued an order granting the Company's request for summary judgment. Avient requested that the arbitration proceeding remain stayed based on its intent to pursue an appeal of the district court's order on summary judgment.The Company disputes these claims and at this time, the Company believes it is unlikely that any remediation costs allocable to it would result in material expenditures in any individual reporting period.
Sulphur Brine Dome. The Company owns and operates salt solution-mining caverns at the Sulphur Brine Dome in Sulphur, Louisiana. The Louisiana Department of Energy and Natural Resources (LDENR) issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's brine caverns. The brine caverns were not active, operating wells but under ongoing, post-operational monitoring requirements. The compliance order and supplements thereto have required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation of potential impacts in the event of future cavern pressure anomalies or failures. Since December 2022, continuous brine injection has maintained cavern pressure while the Company continues to pursue active monitoring, studies, groundwater monitoring, modeling and other activities under the compliance order and supplements. In September 2023, the Office of Conservation issued an emergency declaration as a conservative step to ensure ample resources are available to the government in its response and management of the evolving circumstances at the Sulphur Dome. In June 2024, the Company's cavern experienced a pressure event. As a result, the cavern required increased rates of brine injection, which ultimately restored cavern pressure but leveled out at a higher injection rate to maintain cavern stability. Citing the recent pressure event, LDENR ordered the Company to begin construction of a dome-wide containment structure, the planning for which was already underway pursuant to the existing compliance order and supplements thereto. The capital costs and expenditures required to comply with the compliance orders and supplements have been and will continue to be incurred. In response to these orders, the Company reserved approximately $32 in connection with monitoring wells and other remedial activities. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Remediation: Reasonably Possible Matters. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved for contingencies that are probable and reasonably estimable as discussed above, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $100 to $175.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net external sales
Performance and Essential Materials
Performance Materials	$1,164	$1,127	$3,505	$3,549
Essential Materials	855	844	2,458	2,907
Total Performance and Essential Materials	2,019	1,971	5,963	6,456
Housing and Infrastructure Products
Housing Products	937	963	2,826	2,699
Infrastructure Products	161	181	510	567
Total Housing and Infrastructure Products	1,098	1,144	3,336	3,266
	$3,117	$3,115	$9,299	$9,722

Intersegment sales
Performance and Essential Materials	$116	$115	$376	$328
Housing and Infrastructure Products	—	—	—	—
	$116	$115	$376	$328

Income (loss) from operations
Performance and Essential Materials	$(9)	$105	$170	$723
Housing and Infrastructure Products	202	256	678	589
Corporate and other	(13)	(12)	(39)	(31)
	$180	$349	$809	$1,281

Depreciation and amortization
Performance and Essential Materials	$225	$225	$669	$652
Housing and Infrastructure Products	54	51	157	157
Corporate and other	2	1	7	6
	$281	$277	$833	$815

Other income, net
Performance and Essential Materials	$6	$9	$27	$14
Housing and Infrastructure Products	6	20	27	30
Corporate and other	32	27	99	57
	$44	$56	$153	$101

Provision for (benefit from) income taxes
Performance and Essential Materials	$(19)	$(11)	$(11)	$70
Housing and Infrastructure Products	81	68	215	152
Corporate and other	3	13	10	27
	$65	$70	$214	$249

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capital expenditures
Performance and Essential Materials	$179	$201	$598	$621
Housing and Infrastructure Products	42	40	121	120
Corporate and other	(1)	4	4	11
	$220	$245	$723	$752
A reconciliation of total segment income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from operations	$180	$349	$809	$1,281
Interest expense	(39)	(40)	(120)	(124)
Other income, net	44	56	153	101
Income before income taxes	$185	$365	$842	$1,258

	September 30, 2024	December 31, 2023
Total assets
Performance and Essential Materials	$13,366	$13,538
Housing and Infrastructure Products	5,031	4,888
Corporate and other	2,712	2,609
	$21,109	$21,035
15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of September 30, 2024, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of September 30, 2024.

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
Recent Developments
Antidumping and Countervailing Duty Investigations
On April 3, 2024, the U.S. Epoxy Resin Producers Ad Hoc Coalition (the "Coalition"), of which we are a member, filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting the initiation of antidumping investigations regarding imports of certain epoxy resins from China, India, South Korea, Taiwan, and Thailand and countervailing duty investigations regarding imports of the same products from China, India, South Korea, and Taiwan. On September 13, 2024, the U.S. Department of Commerce published its preliminary countervailing duty determination and imposed provisional duties ranging from 0 to 113.83 percent. The preliminary antidumping determination is expected to be issued in early November 2024.
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

AC and ECH Pernis Units
On July 2, 2024, the Company approved a plan to temporarily cease operations ("mothball") of the allyl chloride (AC) and epichlorohydrin (ECH) units at the Company's site in Pernis, the Netherlands (collectively, the "Units"). The Company continues to operate the liquid epoxy resin (LER) and bisphenol A (BPA) units at the Pernis facility.
On July 29, 2024, the Company notified the affected employees at the Units that management approved the plan to mothball the Units. The Units are expected to temporarily cease operations in 2025. In the third quarter of 2024, the Company accrued expenses of approximately $75 million related to mothballing of the Units that consisted of charges for environmental remediation and other plant mothballing expenses of approximately $71 million and of employee severance and separation expenses of approximately $4 million.
Once the mothballing is completed, the Company expects these actions will materially improve the financial performance of the Pernis, Netherlands site while enabling the Company to continue to serve its customers with BPA, LER, solutions, and epoxy specialty resins.
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
Global demand for most of our products started to recover from the effects of the COVID-19 pandemic in the second half of 2020 and remained strong through the first half of 2022. However, since the second half of 2022 and during the early part of 2023, we saw significant volatility in natural gas and electricity costs, particularly in Europe, as well as in ethane and ethylene prices. We have experienced a decline in natural gas and electricity costs since the second half of 2023 through the third quarter of 2024. Since the first half of 2022, we have continued to experience lower prices and weak demand for most of our products globally. The ongoing conflict between Russia and Ukraine since Russia's invasion of Ukraine in 2022, the conflict in the Middle East, slow economic growth in China, increase in bisphenol-A, epichlorohydrin and base epoxy resin exports out of Asia into European and North American markets, timing of certain new ethylene and polyethylene capacity additions in North America, Asia, and the Middle East, volatility in natural gas and electricity prices, volatility in crude oil prices and inflationary pressures could have a continuing negative impact on the performance of Performance and Essential Materials businesses.
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

Housing and Infrastructure Products
Our Housing and Infrastructure Products segment is primarily comprised of residential building products, PVC pipes and fittings and PVC compound products. Our sales are affected by new home constructions and home repair and remodeling as well as the decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. A significant portion of our performance in this segment is driven by the activities in the residential construction and repair and remodeling markets in North America, which began to decline at the end of the second quarter of 2022 primarily due to the negative effect that rising mortgage rates in the United States had on buyer sentiment. Since the beginning of 2024, with the stabilization of interest rates and the possibility of further interest rate cuts by the U.S. Federal Reserve in the near term, we have seen improvement in the demand for housing products. Performance of our housing and infrastructure products businesses over time are generally reflective of the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index (RRI) provided by the National Association of Home Builders (the "NAHB") among others. Although we ultimately expect that the Infrastructure Investment and Jobs Act of 2021 and historically low residential housing construction that has resulted in an undersupply of existing housing may have a favorable long-term impact on our Housing and Infrastructure Products segment, the current inflationary environment impacting consumer spending and priorities and decade-high mortgage interest rates impacting consumer affordability are expected to have an unfavorable impact on the demand for housing construction in the near term and, as a result, our products produced by this segment.
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

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the three and nine months ended September 30, 2024 and 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions of dollars, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,164	$1,127	$3,505	$3,549
Essential Materials	855	844	2,458	2,907
Total Performance and Essential Materials	2,019	1,971	5,963	6,456
Housing and Infrastructure Products
Housing Products	937	963	2,826	2,699
Infrastructure Products	161	181	510	567
Total Housing and Infrastructure Products	1,098	1,144	3,336	3,266
	$3,117	$3,115	$9,299	$9,722

Income (loss) from operations
Performance and Essential Materials	$(9)	$105	$170	$723
Housing and Infrastructure Products	202	256	678	589
Corporate and other	(13)	(12)	(39)	(31)
Total income from operations	180	349	809	1,281
Interest expense	(39)	(40)	(120)	(124)
Other income, net	44	56	153	101
Provision for income taxes	65	70	214	249
Net income	120	295	628	1,009
Net income attributable to noncontrolling interests	12	10	33	33
Net income attributable to Westlake Corporation	$108	$285	$595	$976
Diluted earnings per share	$0.83	$2.20	$4.58	$7.56
EBITDA (1)	$505	$682	$1,795	$2,197
Free Cash Flow (2)	$254	$451	$157	$1,011
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Performance and Essential Materials	-3%	+6%	-15%	+7%
Housing and Infrastructure Products	-3%	-1%	-7%	+9%
Company average	-3%	+3%	-12%	+8%

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-19%	-23%
Feedstock (Ethane)	-47%	-28%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions of dollars)
Net cash provided by operating activities	$474	$696	$880	$1,763
Changes in operating assets and liabilities and other	(354)	(417)	(310)	(821)
Deferred income taxes	—	16	58	67
Net income	120	295	628	1,009
Less:
Other income, net	44	56	153	101
Interest expense	(39)	(40)	(120)	(124)
Provision for income taxes	(65)	(70)	(214)	(249)
Income from operations	180	349	809	1,281
Add:
Depreciation and amortization	281	277	833	815
Other income, net	44	56	153	101
EBITDA	$505	$682	$1,795	$2,197
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions of dollars)
Net cash provided by operating activities	$474	$696	$880	$1,763
Less:
Additions to property, plant and equipment	220	245	723	752
Free Cash Flow	$254	$451	$157	$1,011

Summary
For the quarter ended September 30, 2024, net income attributable to Westlake was $108 million, or $0.83 per diluted share, on net sales of $3,117 million. This represents a decrease in net income attributable to Westlake of $177 million, or $1.37 per diluted share, compared to the quarter ended September 30, 2023 net income attributable to Westlake of $285 million, or $2.20 per diluted share, on net sales of $3,115 million. Income from operations for the quarter ended September 30, 2024 was $180 million, a $169 million decrease in income from operations of $349 million for the quarter ended September 30, 2023. The decrease in net income and income from operations was primarily due to lower sales prices for our products across both segments and the accrual of $75 million expense associated with mothballing of the Units in Pernis, Netherlands. The higher ethylene purchase costs, which included the impact of greater quantities of purchased ethylene in the third quarter of 2024 due to lower production caused by maintenance activities at our ethylene producing joint venture LACC, also had a negative impact on our margins during the third quarter of 2024 as compared to the third quarter of 2023. This decrease was partially offset by higher sales volumes for caustic soda and chlorine and lower feedstock and natural gas costs. Net income was also positively impacted by higher interest income. Net sales of $3,117 million in the quarter ended September 30, 2024 was comparable to $3,115 million in the quarter ended September 30, 2023. The increase in sales volumes for caustic soda, chlorine and epoxy resin was offset by the lower sales prices for most of our products across both segments and lower pipe and fittings sales volumes.
For the nine months ended September 30, 2024, net income attributable to Westlake was $595 million, or $4.58 per diluted share, on net sales of $9,299 million. This represents a decrease in net income attributable to Westlake of $381 million, or $2.98 per diluted share, compared to the nine months ended September 30, 2023 net income attributable to Westlake of $976 million, or $7.56 per diluted share, on net sales of $9,722 million. Income from operations for the nine months ended September 30, 2024 was $809 million, a $472 million decrease from income from operations of $1,281 million for the nine months ended September 30, 2023. The decreases in net income and income from operations were primarily due to lower sales prices for our products across both segments. The decreases in net income and income from operations in the nine months ended September 30, 2024 were partially offset by higher PVC resin, caustic soda, chlorine, polyethylene, pipe and fittings and siding and trim sales volumes and lower natural gas and feedstock costs. Net income was favorably impacted by higher interest income. Net sales decreased by $423 million to $9,299 million in the nine months ended September 30, 2024 from $9,722 million in the nine months ended September 30, 2023, primarily due to lower sales prices for our products, partially offset by higher sales volumes for PVC resin, caustic soda, chlorine, epoxy resin, polyethylene, pipe and fittings and siding and trim.
RESULTS OF OPERATIONS
Third Quarter 2024 Compared with Third Quarter 2023
Net Sales. Net sales of $3,117 million in the third quarter of 2024 was comparable to $3,115 million in the third quarter of 2023. Average sales prices for the third quarter of 2024 decreased by 3% as compared to the third quarter of 2023 as a result of lower sales prices for our products across both segments. Sales volumes increased by 3% in the third quarter of 2024 as compared to the third quarter of 2023, due to higher sales volumes for caustic soda, chlorine and epoxy resin, partially offset by lower pipe and fittings sales volumes.
Gross Profit. Gross profit margin was 16% in the third quarter of 2024 as compared to 19% in the third quarter of 2023. The decrease in gross profit margin was primarily due to lower sales prices for several of our products, which was partially offset by higher sales volumes for some of our products and lower energy and feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9 million to $215 million in the third quarter of 2024 as compared to $206 million in the third quarter of 2023. This increase was mainly due to higher compensation, selling and technology related expenses.
Amortization of Intangibles. Amortization expense in the third quarter of 2024 was comparable to the third quarter of 2023.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs in the third quarter of 2024 increased by $75 million compared to the third quarter of 2023. These costs relate to mothballing of the Units in Pernis, Netherlands, which consisted of expenses for environmental remediation and other plant mothballing expenses of approximately $71 million and employee severance and separation expenses of approximately $4 million.
Interest Expense. Interest expense in the third quarter of 2024 was comparable to the third quarter of 2023.

Other Income, Net. Other income, net decreased by $12 million to $44 million in the third quarter of 2024 from $56 million in the third quarter of 2023. The decrease was substantially due to lower insurance recoveries recognized partially offset by higher interest income attributable to a higher average cash and cash equivalents balance and higher interest rates in the third quarter of 2024 as compared to the third quarter of 2023.
Income Taxes. The effective income tax rate was 35.1% for the third quarter of 2024 as compared to 19.2% for the third quarter of 2023. The effective tax rate in the third quarter of 2024 was higher compared to the third quarter of 2023 primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, which was due to the expenses related to the mothballing of the Units in Pernis, Netherlands and foreign taxes, partially offset by lower state taxes and U.S. federal research and development credits available to the Company.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment increased by $48 million, or 2%, to $2,019 million in the third quarter of 2024 from $1,971 million in the third quarter of 2023. Sales volumes for the Performance and Essential Materials segment increased by 6% in the third quarter of 2024 as compared to the third quarter of 2023 primarily due to higher caustic soda, chlorine and epoxy resin sales volumes. Average sales prices for the Performance and Essential Materials segment decreased by 3% in the third quarter of 2024 as compared to the third quarter of 2023. Lower Essential Materials sales prices were primarily due to lower caustic soda and chlorine sales prices, which were partially offset by higher polyethylene sales prices under Performance Materials.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $114 million to an operating loss of $9 million in the third quarter of 2024 from $105 million income in the third quarter of 2023. This decrease in income from operations in the third quarter of 2024, as compared to the third quarter of 2023, was primarily due to lower sales prices for our major products, particularly caustic soda and the accrual of $75 million expense associated with mothballing of the Units in Pernis, Netherlands. The higher ethylene purchase costs, which included the impact of greater quantities of purchased ethylene in the third quarter of 2024 due to lower production caused by maintenance activities at our ethylene producing joint venture LACC, also had a negative impact on our margins during the third quarter of 2024 as compared to the third quarter of 2023. These decreases were partially offset by higher sales volume for caustic soda, chlorine and epoxy resin and lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $46 million, or 4%, to $1,098 million in the third quarter of 2024 from $1,144 million in the third quarter of 2023. Average sales prices for the Housing and Infrastructure Products segment decreased by 3% in the third quarter of 2024 as compared to the third quarter of 2023, primarily due to lower sales prices for pipe and fittings. Sales volumes for the Housing and Infrastructure Products segment decreased by 1% in the third quarter of 2024 as compared to the third quarter of 2023 primarily due to lower demand for pipe and fittings
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $54 million to $202 million in the third quarter of 2024 from $256 million in the third quarter of 2023. This decrease in income from operations in the third quarter of 2024, as compared to the third quarter of 2023, was primarily due to lower sales prices and volumes for pipe and fittings.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Net Sales. Net sales decreased by $423 million, or 4%, to $9,299 million in the nine months ended September 30, 2024 from $9,722 million in the nine months ended September 30, 2023, primarily due to lower sales prices for most of our products across both segments. Average sales prices for the nine months ended September 30, 2024 decreased by 12% as compared to the nine months ended September 30, 2023 as a result of continuing lower demand for several of our products across both operating segments. Sales volumes increased by 8% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to increased sales volumes of PVC resin, caustic soda, chlorine, epoxy resin, polyethylene, pipe and fittings and siding and trim.
Gross Profit. Gross profit margin was 18% in the nine months ended September 30, 2024 as compared to 21% in the nine months ended September 30, 2023. The decrease in gross profit margin was primarily due to lower prices for most of our products, which was partially offset by lower natural gas and feedstock costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7 million to $648 million in the nine months ended September 30, 2024 from $641 million in the nine months ended September 30, 2023. This increase was mainly due to higher professional consulting, selling and technology related expenses.
Amortization of Intangibles. Amortization expense in the nine months ended September 30, 2024 was comparable to the nine months ended September 30, 2023.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs in the nine months ended September 30, 2024 increased by $77 million compared to the nine months ended September 30, 2023. These costs primarily related to mothballing of the Units and consisted of expenses for environmental remediation and other plant mothballing expenses of approximately $71 million and employee severance and separation expenses of approximately $4 million.
Interest Expense. Interest expense decreased slightly by $4 million to $120 million in the nine months ended September 30, 2024 from $124 million in the nine months ended September 30, 2023, primarily due to higher capitalized interest on capital projects.
Other Income, Net. Other income, net increased by $52 million to $153 million in the nine months ended September 30, 2024 from $101 million in the nine months ended September 30, 2023, substantially due to a higher average cash and cash equivalents balance and higher interest rates in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Income Taxes. The effective income tax rate was 25.4% for the nine months ended September 30, 2024 as compared to 19.8% for the nine months ended September 30, 2023. The effective tax rate in the nine months ended September 30, 2024 was higher compared to the nine months ended September 30, 2023 primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss which was due to, among other things, the expenses related to the mothballing of the Units in Pernis, Netherlands and foreign taxes, partially offset by lower state taxes and U.S. federal research and development credits available to the Company.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $493 million, or 8%, to $5,963 million in the nine months ended September 30, 2024 from $6,456 million in the nine months ended September 30, 2023. Average sales prices for the Performance and Essential Materials segment decreased by 15% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Lower Performance Materials sales prices were primarily due to lower PVC resin and epoxy resin sales prices. Lower Essential Materials sales prices were primarily due to lower caustic soda and chlorine sales prices. Sales volumes for the Performance and Essential Materials segment increased by 7% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to higher PVC resin, caustic soda, chlorine and polyethylene sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $553 million to $170 million in the nine months ended September 30, 2024 from $723 million in the nine months ended September 30, 2023. This decrease in income from operations in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to lower sales prices for many of our major products in this segment, particularly PVC resin, caustic soda, chlorine and epoxy resin. These decreases were partially offset by higher sales volumes for PVC resin, caustic soda, chlorine and polyethylene and lower natural gas and feedstock costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $70 million, or 2%, to $3,336 million in the nine months ended September 30, 2024 from $3,266 million in the nine months ended September 30, 2023. Sales volumes for the Housing and Infrastructure Products segment increased by 9% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to higher sales of pipe and fittings and siding and trim. Average sales prices for the Housing and Infrastructure Products segment decreased by 7% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower sales prices for most of our products in this segment.

Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $89 million to $678 million in the nine months ended September 30, 2024 from $589 million in the nine months ended September 30, 2023. This increase in income from operations in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to higher sales volumes for pipe and fittings and siding and trim. These increases were partially offset by lower sales prices for most of our products in this segment in the nine months ended September 30, 2024 as compared to nine months ended September 30, 2024
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Cash Flows
Operating Activities
Operating activities provided cash of $880 million in the first nine months of 2024 compared to cash provided by operating activities of $1,763 million in the first nine months of 2023. The $883 million decrease in cash flows from operating activities was mainly due to lower prices and demand for most of our products and an unfavorable change in working capital in the nine months ended September 30, 2024. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $413 million in the first nine months of 2024, compared to $152 million of cash provided in the first nine months of 2023, an unfavorable change of $565 million. The unfavorable change in the first nine months of 2024 was substantially driven by the higher inventory at the end of the nine months ended September 30, 2024 and cash outflows related to the 2023 litigation accrual in the nine months ended September 30, 2024.
Investing Activities
Net cash used for investing activities in the first nine months of 2024 of $736 million as compared to net cash used for investing activities of $750 million in the first nine months of 2023. The investing activities in the first nine months of 2024 and the first nine months of 2023 were primarily related to capital expenditures in the period. Capital expenditures were $723 million in the first nine months of 2024 as compared to $752 million in the first nine months of 2023. Capital expenditures in the first nine months of 2024 and 2023 were primarily related to projects to increase production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities. The investing activities in the first nine months of 2024 as well as in the first nine months of 2023 also included contributions to our unconsolidated subsidiaries which was primarily related to our joint venture LACC, LLC.
Financing Activities
Net cash used for financing activities during the first nine months of 2024 of $517 million was higher as compared to the net cash used for financing activities of $175 million in the first nine months of 2023. The activities during the first nine months of 2024 were primarily related to the redemption of $300 million aggregate principal amount of the 0.875% senior notes due 2024, $197 million payment of cash dividends, $31 million of cash distributions to noncontrolling interests and inflows of $13 million from the exercise of stock options. The financing activities in the first nine months of 2023 were primarily related to the $156 million payment of cash dividends, the $33 million of cash distributions to noncontrolling interests, repurchases of our common stock for an aggregate amount of $23 million and inflows of $39 million from the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of September 30, 2024, we had repurchased 8,722,550 shares of our common stock for an aggregate purchase price of approximately $574 million under the 2014 Program. We did not repurchase any common stock under the 2014 Program during the three months ended September 30, 2024. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of September 30, 2024.
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
Cash and Cash Equivalents
As of September 30, 2024, our cash and cash equivalents totaled $2,915 million.
In addition to our cash and cash equivalents, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of September 30, 2024, the carrying value of our indebtedness totaled $4,616 million. See Note 7 to the consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness.
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

Our long-term debt consisted of the following as of September 30, 2024:

	Principal Amount (in millions of dollars)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	$750	August 2016	August 2026	May 15, 2026	(1) (4)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(6)
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	781	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(5)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (4)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	9	March 2021	March 2026		(7)
Total long-term debt	$4,701
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
(6)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at September 30, 2024 was 3.40%.
(7)    The 2026 Term Loan has a 5-year maturity and includes a government rate subsidy. The interest rate on the 2026 Term Loan as of September 30, 2024 was 1.08%.
The holders of the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes and the 3.375% 2061 Senior Notes may require us to repurchase the notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the respective indentures governing these notes).
The indenture governing the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, and the 3.375% 2061 Senior Notes contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our assets.
As of September 30, 2024, we were in compliance with all of our long-term debt covenants.
Redemption of 0.875% senior notes due 2024
On August 15, 2024, the Company redeemed $300 million aggregate principal amount of its outstanding 0.875% senior notes due August 15, 2024 at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest thereon.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2024, we were in compliance with the total leverage ratio financial maintenance covenant.
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

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of September 30, 2024, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of September 30, 2024, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
•macroeconomic outlook, including elevated interest rates, inflation and possible recession;
•widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•production capacities;
•the impact of ongoing conflicts in the Middle East and between Russia and Ukraine;
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2024, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on our income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2024, we had $4,681 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $47 million. Also, at September 30, 2024, we had $20 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $20 million as of September 30, 2024 was 2.36%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
SOFR is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at September 30, 2024.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at September 30, 2024. The arrangement is scheduled to settle in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of September 30, 2024), please see the 2023 Form 10-K and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q, in addition to the following:
•To resolve alleged violations associated with exceedances of discharge limits under the Natrium facility's National Pollutant Discharge Elimination System ("NPDES") permit, effective August 2020, we have entered into enforcement negotiations with the West Virginia Department of Environmental Protection ("WVDEP"). The resolution of this matter may involve a penalty in excess of $1 million.
•In September 2019, U.S. EPA Region 6 issued a Notice of Violation alleging certain violations of the Clean Air Act following an inspection of the Lake Charles North facility in 2019 by the National Enforcement Investigation Center. In September 2024, the Company and U.S. EPA Region 6 entered into a Consent Agreement and Final Order requiring certain injunctive relief and the payment of a penalty in the amount of $825,000, resolving this matter.
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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2023 Form 10-K. The information below includes additional risk relating to legal and regulatory claims, investigations and proceedings. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.

We are subject to legal and regulatory claims, investigations and proceedings, some of which could be material.
We are subject to legal and regulatory claims, investigations and proceedings and could become subject to additional claims, investigations and proceedings in the future, some of which could be material. These proceedings may be brought by the government or private parties and may arise out of a number of matters, including contract disputes, product liability claims, antitrust claims and personal injury claims. Even if we are ultimately successful, defense of these claims can be costly and time-consuming and may divert management's attention and resources. The outcome of any pending or future claims, investigations or proceedings is inherently unpredictable, but such outcomes could have a material adverse effect on our financial condition, results of operations or cash flows. Please refer to Note 13, "Commitments and Contingencies," within the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for additional information with respect to pending legal and regulatory proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2024	723	$143.25	—	$476,162,426
August 2024	8,032	145.91	—	476,162,426
September 2024	4,733	135.09	—	476,162,426
	13,488	$141.97	—
_____________
(1)    Includes 723, 8,032 and 4,733 shares withheld in July 2024, August 2024 and September 2024, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan (as amended and restated effective May 11, 2023).
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. As of September 30, 2024, 8,722,550 shares of our common stock had been acquired at an aggregate purchase price of approximately $574 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CORPORATION

Date:	November 6, 2024	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2024	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)