Form 10-K
period 2024-12-31
WESTLAKE CORP
filed 2025-02-25
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2024, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 28, 2024 of $144.82 on the New York Stock Exchange was approximately $4.9 billion.
There were 128,229,509 shares of the registrant's common stock outstanding as of February 18, 2025.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2025 Annual Meeting of Stockholders to be held on May 8, 2025.

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
•timing of and amount of capital expenditures; and
•results of mothballing of the AC and ECH Units (such as the timing and amount of recognition of related costs, expectation of improvement of the financial performance of our Pernis, Netherlands site).
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
ii

Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2024. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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
In 2014, we formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed an initial public offering of common units (the "Westlake Partners IPO"). As of February 18, 2025, Westlake Partners' assets consisted of a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. Prior to the Westlake Partners IPO, OpCo's assets were wholly-owned by us. OpCo's assets include two ethylene production facilities at our olefins facility in Lake Charles, one ethylene production facility at our Calvert City site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas site, which includes our Longview polyethylene production facility. We retain a 77.2% limited partner interest in OpCo, a 40.1% limited partner interest in Westlake Partners (consisting of 14,122,230 common units), a general partner interest in Westlake Partners and incentive distribution rights. The operations of Westlake Partners are consolidated in our financial statements. We are party to certain agreements with Westlake Partners and OpCo whereby, among other things, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. We use this ethylene in the production processes of our Performance and Essential Materials segment. For more information, see "—Performance and Essential Materials Business" below.
On November 12, 2019, we completed the acquisition of an additional 34.8% of the membership interests in LACC, LLC ("LACC") from Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte"), for approximately $817 million (the "Transaction"). Prior to the Transaction, we owned approximately 12% of the membership interests in LACC. On March 15, 2022, the Company completed the acquisition of an additional 3.2% membership interest in LACC from Lotte for approximately $89 million. As of December 31, 2024, we owned an aggregate 50% membership interest in LACC. The LACC ethylene plant has 2.2 billion pounds per year of ethylene production capacity and is adjacent to our chlor-alkali facility in Lake Charles. We receive our proportionate share of LACC's ethylene production on a cash-cost basis, which is expected to benefit our integrated downstream operations.
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
On February 1, 2022, we completed the acquisition of the global epoxy business of Hexion Inc. ("Westlake Epoxy") for a total consideration of $1,207 million. The assets acquired and liabilities assumed and the results of operations of Westlake Epoxy are included in the Performance and Essential Materials segment. During the fourth quarter of 2023, the Westlake Epoxy business's sales volumes and prices, specifically base epoxy resins in Europe, continued to deteriorate. These lower sales volumes and prices were primarily driven by record exports at lower prices of bisphenol-A, epichlorohydrin and base epoxy resins (constituting the epoxy value chain) out of Asia into Europe and North America during the time when demand in the European market was contracting. In addition, Westlake Epoxy operations in Europe experienced sustained high energy and power costs. These factors negatively impacted Westlake Epoxy financial results during 2023. Based on these developments, along with management's outlook for the Westlake Epoxy business over the foreseeable future, we determined, in the fourth quarter of 2023, that the carrying amount of long-lived assets of our base epoxy resin business in the Netherlands and all of the goodwill of the Westlake Epoxy business will not be recoverable. As a result of this assessment, a goodwill impairment charge of $128 million and a non-cash long-lived asset impairment charge related to Epoxy Netherlands base epoxy resin business assets of $347 million were recognized in the fourth quarter of 2023. In July 2024, the Company approved a plan to temporarily cease operations ("mothball") of the allyl chloride (AC) and epichlorohydrin (ECH) units at the Company's site in Pernis, the Netherlands (collectively, the "Units"). The Company continues to operate the liquid epoxy resin (LER) and bisphenol A (BPA) units at the Pernis facility. The Units are expected to temporarily cease operations in 2025.
As a global manufacturer of products in the performance and essential materials and housing and infrastructure products businesses, we continue to build on our core strengths in delivering high-value, essential products for our customers and endeavor to produce and deliver these products in increasingly-sustainable ways. To further these objectives, we endeavor to reduce the environmental footprint of our operations and enhance the circularity in more of our products, including continuing to focus on recycling opportunities within our businesses, reducing waste at our facilities, incorporating more recycled content into our products, and seeking to incorporate renewable and bio-based materials. We established a target 20% reduction in our Scope 1 and Scope 2 CO2 equivalent ("CO2e") emissions intensity per ton of production by 2030 from a 2016 baseline (CO2e Emissions Intensity Goal). For the purposes of tracking performance results over time for our CO2e Emissions Intensity Goal, we use a combination of standard and site-specific emission factors (EPA or industrial). These factors, when combined with operational data such as natural gas usage, allow us to calculate an equivalent carbon dioxide emissions total for our operations. These Scope 1 emissions, when combined with Scope 2 emission information from our utility suppliers, allow same-basis comparisons to the base year. As of December 31, 2023, we had achieved a total reduction of approximately 16% in Scope 1 and Scope 2 GHG emissions intensity from our 2016 intensity baseline. Relatively higher emissions intensity in 2023 as compared to the prior year primarily occurred due to lower production rates. Although our progress against our CO2e emissions Intensity Goal is and will continue to be measured according to our calculation methodology used to set the intensity goal in order to maintain comparability, we have also reported Scope 1 and Scope 2 emissions starting January 1, 2023, according to the methodology set forth in the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard.
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

We manufacture ethylene through three of the OpCo plants and our portion of LACC's production capacity located in Lake Charles and Calvert City. Chlor-alkali materials are produced at our three plants located in Lake Charles, two plants located in Germany and one plant each located in Calvert City, Plaquemine, Geismar, Natrium, Longview and Beauharnois. Our VCM is produced at our two plants in Lake Charles, two plants located in Germany and one plant each at Calvert City, Plaquemine and Geismar. Our PVC is produced at our four plants located in Germany and one plant each at Calvert City, Plaquemine, Geismar and Aberdeen. Polyethylene and associated products are produced at our two polyethylene plants in Lake Charles and three polyethylene plants and a specialty polyethylene wax plant at our Longview site. Our chlorinated derivative products are primarily produced at our plants in Lake Charles and Natrium. Styrene monomer is produced at our plant located in our Lake Charles facility. Epoxy Specialty Resins are produced at two plants located in Germany, two plants in the United States, one plant in Spain and one plant in South Korea. Base Epoxy Resins and Intermediaries are produced at our plants in Pernis, the Netherlands and Deer Park, United States. Our other Asian manufacturing facilities are located near Shanghai, in China, and in Kaohsiung, Taiwan, through our 95%- and 60%-owned joint ventures, respectively, where we produce chlor-alkali, PVC and associated products. As of February 18, 2025, we (directly and through OpCo, our investment in LACC, and our 95%- and 60%-owned joint ventures in China and Taiwan, respectively) had approximately 43.3 billion pounds per year of aggregate production capacity at numerous manufacturing sites in North America, Europe and Asia in our Performance and Essential Materials segment.
The following table illustrates our Performance and Essential Materials segment production capacities at February 18, 2025 by principal product and the end uses of these products:

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
Electrocoat; Automotive, general industry
Powder coatings; White goods, pipes for oil and gas transmission, general industry
Heat Cured Coatings; Metal packaging and coil coated steel for construction and general industry
			Deer Park, Texas Pernis, Rotterdam, The Netherlands(7)
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
(7)    In July 2024, the Company approved a plan to temporarily cease operations of the AC and ECH units at the Pernis facility during 2025. Annual capacity of 155 million pounds associated with ECH production at the Pernis facility is included in this table.
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

Chlorine and Caustic Soda. We are the second-largest chlor-alkali producer in the world. We have the capacity to produce approximately 7.4 billion pounds of chlorine and 8.1 billion pounds of caustic soda. We combine salt and electricity to produce chlorine and caustic soda, commonly referred to as chlor-alkali, at our Lake Charles, Plaquemine, Natrium, Calvert City, Geismar, Beauharnois, Longview (WA), Gendorf, Knapsack and Kaohsiung facilities. Our Lake Charles, Plaquemine and Natrium cogeneration assets have the capacity to generate approximately 845, 240 and 100 megawatts of electricity, respectively, per year. We use our chlorine production in our VCM and chlorinated derivative products plants. We currently have the capacity to supply all of our chlorine requirements internally. Any remaining chlorine is sold into the merchant chlorine market. Our caustic soda is sold to external customers who use it for, among other things, the production of pulp and paper, organic and inorganic chemicals and alumina.
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
We are a leading producer of LDPE by capacity in North America and predominantly use the autoclave technology (versus tubular technology), which is capable of producing higher-margin specialty polyethylene products. In 2024, our annual capacity of approximately 1.5 billion pounds of LDPE was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce approximately 1.1 billion pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both the Lake Charles and Longview (TX) facilities. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell polyethylene to external customers as a final product in pellet form.
Chlorinated Derivative Materials. Our chlorinated derivative products include ethyl chloride, perchloroethylene, trichloroethylene, tri-ethane® solvents, VersaTRANS® solvents, calcium hypochlorite, hydrochloric acid ("HCL") and pelletized caustic soda. We have the capacity to produce approximately 2.2 billion pounds of chlorinated derivative products per year, primarily at our Lake Charles, Natrium, Beauharnois and Longview (WA) facilities. The majority of our chlorinated derivative products are sold to external customers who use these products for, among other things, refrigerants, water treatment applications, chemicals and pharmaceutical production, food processing, steel pickling, solvent and cleaning chemicals and natural gas and oil production.
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
Base Epoxy Resins and Intermediaries (BERI). We are a leading supplier of Liquid and Solid Epoxy Resin. These base epoxies are used in a wide variety of industrial coatings applications. In addition, we are a major producer of bisphenol-A ("BPA"), a key precursor in the downstream manufacturing of basic epoxy resins and specialty resins. We internally consume the majority of our BPA, which ensures consistent supply of our required intermediate materials. We produce base epoxies and intermediaries at our Deer Park, United States and Pernis, the Netherlands plants, where we have the capacity to produce approximately 1,280 million pounds per year.
Product and Application Development. Our product and application development activities are geared towards developing and enhancing products, processes and applications. Facilities where we perform such activities are located in the United States, Germany, China and the Netherlands.
Feedstocks
We are highly integrated along our materials production chain. We (through OpCo) produce most of the ethylene required to produce our polyethylene and styrene. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. Both of OpCo's Lake Charles ethylene plants use ethane as the primary feedstock. Pursuant to a feedstock supply agreement between us and OpCo, OpCo receives ethane feedstock at our Lake Charles site through several pipelines from a variety of suppliers in Texas and Louisiana. We own a 50% interest in a 104-mile natural gas liquids pipeline from Mont Belvieu to our Lake Charles site. OpCo owns a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview (TX) site. Additionally, through OpCo, we produce most of the ethylene required at our Calvert City facility utilizing ethane feedstock. The LACC ethylene facility is located adjacent to our chlor-alkali facility in Lake Charles and has an ethylene production capacity of 2.2 billion pounds per year. During the third quarter of 2019, the LACC ethylene plant began its commercial operations. At December 31, 2024, we, through one of our subsidiaries, owned 50% of the membership interests in LACC. We receive our proportionate share in ethylene production on a cash-cost basis and primarily use it to produce VCM. In Germany, we have access to, and partially own, an ethylene pipeline.
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

Sustainability
We continued our efforts to deliver high-value products in increasingly sustainable ways in 2024. For instance, having introduced lower-carbon caustic soda and PVC products since early 2021. In October 2022, we expanded our GreenVin® bio-attributed PVC, which is produced in Germany with renewable power (under European Guarantees of Origin) and renewable ethylene. The renewable ethylene is derived from second-generation waste biomass. GreenVin® bio-attributed PVC is both International Sustainability & Carbon Certification PLUS and REDcert2 certified, using the mass balance approach. Bio-attributed GreenVin® PVC is approximately 90% less carbon intensive compared with conventionally produced Westlake PVC in Germany, based on a cradle-to-gate product carbon footprint study by Sustainable AG, tested by TÜV Rheinland, in accordance with the ISO 14067 standard, taking biogenic CO2 fixations into account.
Another example of our efforts to improve the sustainability of our products is our incorporation of higher volumes of recycled materials in our polyethylene resin. Our customers use our one-pellet polyethylene compound, PIVOTAL®, a product line that contains a blend of post-consumer-recycled (PCR) and virgin polyethylene resins and has obtained GreenCircle certification, to achieve PCR content in their products ranging from 25% to 70%.
In Europe, Westlake Epoxy reformulated certain curing agents to exclude "substances of very high concern" (SVHC) and "carcinogenic, mutagenic or toxic for reproduction" (CMR)-labelled substances in 2023. They are now offered under the new Azures™ name.
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
No single customer accounted for 10% or more of net sales for the Performance and Essential Materials segment in 2024.
Competition
The markets in which our Performance and Essential Materials businesses operate are highly competitive. Competition in the materials market is based primarily on price and to a lesser extent, on product availability, product quality and consistency, product performance and customer service. We sell our commodities products in global markets, and the prices at which we sell certain of our products are affected by production and exports from other countries. As a result, our competitive position is affected by trade regulations, international fair trade laws, policies and disputes, trade barriers, tariffs, duties or other taxes.
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
Siding. Our siding products include insulated siding and vinyl siding and accessory products. Additionally, we offer premium siding products such as Celect® Cellular Composite Siding and, TruExterior® Siding. Our siding business is also a leader in non-wood shutters and siding accessories along with an array of specialty tools to aid installation. Our brands include Royal® Siding, Portsmouth® Shake and Shingle, Foundry® Specialty Siding, TruExterior® Siding&Trim, Celect® Cellular Exteriors, Mid-America® Exteriors, Tapco Tools®, and many more.
Trim and Mouldings. We offer a wide variety of trim and moulding products, including exterior and interior products for homes, multi-family and light commercial structures that are used as substitute for wood and wood composite offerings. Our brands include Royal Trim and Mouldings, TruExterior Siding&Trim, and, Kleer Lumber®, among others.
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
Roofing. Our DaVinci® Roofscapes is a premium composite roofing. Additional product offerings include concrete and clay roof tiles and stone coated steel roofing. Our other major roofing name brands include NewPoint®, Concrete Roof Tile, US Tile® Clay Roofing Products, Unified Steel®, and Stone Coated Roofing among others.
Windows. We are a regional fabricator of vinyl windows in the South and Southeast markets of the United States. Our brands include Legacy Collection™, the Krestmark® Collection, and the Magnolia Collection™.
Outdoor Living Products. Our outdoor living products include Zuri® Premium Decking and Kindred Outdoor kitchens and fire bowls.
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
Specialty PVC Pipe. Our specialty PVC pipe includes the Certa-Lok® pipe and Certa-Lok CLICTM joining systems, which provide restrained joints with rapid assembly, designed for use in potable water, sewer, fire protection, agriculture, well-casing, electrical conduit and other piping system applications in the residential and various infrastructure markets. Other specialty products include a system for high rise DWV installations that incorporates low smoke and flame properties. Our molecularly-oriented PVC ("PVCO") pipe, AquaMax™, is produced with less PVC than conventional pipe improving our environmental footprint while delivering higher performance. We also manufacture and market specialty pipe under the Certa-Set®, Certa-Flo®, Certa-Com®, Yelomine®, Fluid-Tite®, Kwik-Set® and Sure-Fit® brand names, among others.
Fittings. Our fittings products include a range of injection molded and custom fabricated fittings including: injection mold DWV fittings for residential, low-rise and high-rise commercial installations; molded gasketed and solvent weld sewer fittings up to 12 inches, molded gasketed municipal pressure fittings and molded fittings for the pool, spa, industrial markets and electrical assemblies; and fabricated custom fittings up to 36 inches for municipal and plumbing installations. We manufacture and market specialty fittings under the Westlake Pipe & Fittings brand name.

PVC Compounds. PVC compounds are custom blended formulations made by combining PVC resin with functional additives. They offer specific end-use properties based on customer-determined specifications and are used to produce rigid and flexible PVC applications. Our compounds are processed via extrusion, injection molding, blow molding calendering. Our primary markets are building materials (housing), pipe and fittings, industrial materials, automotive, healthcare, telecommunications and consumer goods. Flexible PVC compounds are used for, but not limited to, the following applications: wire and cable, flooring, roofing, wall coverings, window and door trims, gaskets, industrial applications, automotive interior and exterior trims, footwear and medical applications. Rigid extrusion PVC compounds are commonly used for pipe, window and door profiles, fencing, decking, railing, siding and trim. Injection molding and blow molding PVC compounds are commonly used for pipe fittings, electrical components, industrial applications and packaging for consumer goods. We manufacture and market custom PVC compounds under the Westlake Global Compounds and Nakan brand names.
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
Marketing, Sales and Distribution
We sell a majority of our siding, trim and mouldings, stone, roofing, windows and outdoor living products, PVC pipe, specialty PVC pipe and fittings through a combination of our internal sales force and some manufacturer's representatives. In North America, we operate 40 leased and 7 owned distribution centers, storage and warehouses that service and supply these products to local customers, contractors and distributors. We also engage in advertising programs primarily directed at trade professionals and homeowners that are intended to develop awareness and interest in our products. In addition, we display our products at trade shows. Additionally, our 12 PVC Compounds manufacturing facilities across the world sell through a combination of our internal sales force and distributors.
No single customer accounted for 10% or more of net sales for the Housing and Infrastructure Products segment in 2024.
Sustainability
We endeavor to continue to focus on manufacturing products in a more sustainable way and developing products with improved sustainable features. For instance, since 2023, we have been planning to expand production of Westlake molecular-oriented polyvinyl chloride ("PVCO") pipe from Canada to the U.S., which offers both enhanced water flow and a lower-carbon footprint due to its lighter weight compared to traditional Westlake PVC pipe. Westlake PVCO pipe provides an approximately 10% increase in internal flow area compared with pipes with the same outside diameter, and approximately 40% less PVC pipe weight compared to traditional Westlake PVC pipe used for distribution of potable water, sewer and other systems. Less material per unit length provides secondary benefits for shipping the product.

We also enhanced circularity of more of our products as discussed in our 2023 Sustainability Report, which is available at our website at www.westlake.com. Following our acquisition of Westlake Dimex, we started to utilize increasing amounts of in-house generated PVC plastic regrind purchased from other Westlake businesses, in addition to purchasing post-industrial recycled materials from third parties. In 2023, Westlake Dimex doubled the tonnage of in-house post-industrial waste received from within Westlake businesses and customers. In 2023, two of our stone veneer products produced at our two facilities incorporated approximately 45% (Versetta Stone) to 55% (Cultured Stone) recycled content. Unless specifically stated herein, documents and information on our website, including our 2023 Sustainability Report, are not incorporated by reference in this Form 10-K.
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
It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2024, we made capital expenditures of $43 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $84 million in 2025 and $116 million in 2026, respectively, related to environmental compliance. The expected 2025 and 2026 capital expenditures are relatively higher than the amounts we have spent related to environmental compliance in recent years in large part due to capital expenditures related to previously existing and new Environmental Protection Agency (the "EPA") regulations, including the EPA's 2024 update to the hazardous organic national emission standards for hazardous air pollutants ("NESHAPs"). The remainder of the 2025 and 2026 estimated expenditures are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of December 31, 2024):
•Natrium Facility Discharge Investigation. To resolve alleged violations associated with exceedances of discharge limits under the Natrium facility's National Pollutant Discharge Elimination System ("NPDES") permit effective August 2020, we have entered into enforcement negotiations with the West Virginia Department of Environmental Protection ("WVDEP"). The resolution of this matter may involve a penalty in excess of $1 million.

•Sulphur Brine Dome. Westlake owns and operates salt solution-mining caverns at the Sulphur Brine Dome in Sulphur, Louisiana. The Louisiana Department of Energy and Natural Resources ("LDENR") issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of our brine caverns. These brine caverns were not active, operating wells but were under ongoing, post-operational monitoring requirements. The compliance order and supplements thereto have required us to undertake various activities related to response planning, monitoring, investigation and mitigation of potential impacts in the event of future cavern pressure anomalies or failures. Since December 2022, continuous brine injection has maintained cavern pressure while we continue to pursue active monitoring, studies, groundwater monitoring, modeling and other activities under the compliance order and supplements. In September 2023, the Office of Conservation issued an emergency declaration as a conservative step to ensure ample resources are available to the government in its response and management of the evolving circumstances at the Sulphur Brine Dome. In June 2024, the Company's cavern experienced a pressure event. As a result, the cavern required increased rates of brine injection, which ultimately restored cavern pressure but leveled out at a higher injection rate to maintain cavern stability. Citing the recent pressure event, LDENR ordered the Company to begin construction of a dome-wide containment structure, the planning for which was already underway pursuant to the existing compliance order and supplements thereto. The capital costs and expenditures required to comply with the compliance orders and supplements have been and will continue to be incurred. In response to these orders, the Company reserved approximately $28 million in connection with monitoring wells and other remedial activities. At this time, the Company is unable to estimate the impact that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's financial condition, results of operations or cash flows.
Also see our discussion of our environmental matters contained in Item 1A, "Risk Factors" below, Item 3, "Legal Proceedings" below and Note 21 to our consolidated financial statements included in Item 8 of this Form 10-K.
Human Capital
Westlake is committed to acting in a safe, ethical, environmentally, and socially responsible manner. We have been a public company for 20 years, but we still think of our employees as members of our extended family. We value the integrity, creativity, dedication and diversity of ideas that our employees bring to work every day.
Diversity and Inclusion (D&I)
As a global company, we recognize the diversity of our employees, customers and communities, and believe in creating an inclusive environment that represents a broad spectrum of backgrounds and cultures. A significant portion of our management team and our Board of Directors comes from diverse backgrounds, and we are focused on hiring and retaining diverse and talented employees. Our Board of Directors has charged the Compensation Committee with oversight responsibility of the Company's D&I efforts.
As an Asian American and Pacific Islander ("AAPI")-controlled business, we feel a special commitment to ensuring that Westlake continues to offer opportunities for employees of all backgrounds and experiences. As of December 31, 2024, approximately 35% of our employees in the United States and Canada self-identified as Black, Indigenous, Hispanic, or AAPI. Although we do not collect race and ethnicity data of our workforces in Latin America, Europe, and Asia, we know that we are a diverse, multinational company.
Training and Professional Development
As part of our retention and promotion efforts, we invest in internal leadership development. Westlake regularly provides its employees with a blend of live, virtual, and digital training opportunities. Depending on an employee's position and job responsibilities, these training opportunities include safety training, technical courses, compliance training relating to company policies, business and professional development training, and professional growth classes. In addition, we periodically conduct employee surveys to gauge employee engagement and identify areas for additional focus.
Headcount
As of December 31, 2024, we had approximately 15,540 employees in the following areas:

Category	Number
Performance and Essential Materials segment	6,800
Housing and Infrastructure Products segment	8,130
Corporate and other	610

Our employees are distributed across 19 countries. As of December 31, 2024, approximately 68% were employed in the United States. Approximately 27% of our employees are represented by labor unions, including works councils in Europe, and our collective bargaining agreements in Europe, North America and Asia expire at various times through 2026. On November 1, 2024, bargaining unit employees of Local Lodge No. 2781 of the International Association of Machinists and Aerospace Workers (IAM) began a strike at our Calvert City, Kentucky, facility, after the IAM members, who work in the facility's ethylene and chlorine units, did not accept our final offer for a new collective bargaining agreement. The ethylene and chlorine units at Calvert City continued to operate without disruption with the use of management and other salaried personnel. The strike ended on November 8, 2024, after the IAM accepted our offer for a new collective bargaining agreement. This specific work stoppage notwithstanding, we believe that our relationship with our employees and unions is open and positive.
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
Several of our U.S. manufacturing sites have been recognized by the U.S. Occupational Safety & Health Administration's ("OSHA") Voluntary Protection Program for their low injury rates, employee engagement, and safety programs. Several of our manufacturing sites have achieved ISO 45001 certification, which are internationally recognized standards for Occupational Health and Safety.
Intellectual Property and Technology
We rely upon both trademark and service mark protection to protect our brands, and have registered or applied to register many of these on a world-wide basis. We have over 1,700 active and pending trademark registrations worldwide for our various business segments. We also rely on a combination of patents and un-patented proprietary know-how and trade secrets to preserve our competitive technology position in the market. We have over 1,300 issued patents and pending-patent applications in the United States and several other countries. While some of our production capacity operates under licenses from third parties, other parts of our production operate under technology that was developed internally. Consequently, we offer our own independently developed technology for licensing when the opportunity makes sense on a commercial basis. Although the Company considers its patents, licenses, trademarks and trade secrets in the aggregate to constitute a valuable asset that provides competitive advantage to us, we do not regard any one of our businesses as being materially dependent upon any single or group of related patents, trademarks, licenses, or trade secrets.
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
•We sell most of our commodity products in highly competitive markets and face significant competition and price pressure.
•Our Performance and Essential Materials business could suffer if commodity product exports by other countries significantly increase or are sold in global markets in violation of international fair trade laws.
•We operate internationally and are subject to related risks, including exchange rate fluctuations, exchange controls, trade barriers, tariffs and duties, political risk and other risks relating to international operations.
•Our operations depend on the availability and costs of raw materials, energy and utilities, and volatility in costs of raw materials, energy and utilities and supply chain constraints may result in increased operating expenses and adversely affect our results of operations and cash flows.
•Our operations and assets are subject to climate-related risks such as hurricanes or other weather events that may adversely affect our results of operations and cash flows.
•External factors beyond our control can cause fluctuations in demand for our products and in our prices and margins, which may negatively affect our results of operations and cash flows.
•The housing market may remain depressed or decline further, and any such continuation or decline in the homebuilding industry may adversely affect our operating results.
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
•Public and investor sentiment towards climate change and other sustainability matters could adversely affect our cost of capital and the price of our common stock.
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

•Our property insurance has only partial coverage for acts of terrorism and, in the event of terrorist attack, we could lose net sales and our facilities. Our property, casualty and other insurance policies may be subject to coverage limitations and deductibles.
•The impact and effects of public health crises, pandemics and epidemics could adversely affect our business, financial condition and results of operations.
Legal, Governmental and Regulatory Risks
•Our operations and assets are subject to extensive environmental, health and safety laws and regulations.
•We are subject to legal and regulatory claims, investigations and proceedings, some of which could be material.
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
Risks Related to Taxes
•A change in our effective income tax rate, including as a result of changes in tax laws, treaties or regulations, or their interpretation or application, could have a negative impact on our business and results of operations.
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
The impact of the ongoing conflicts in the Middle East and between Russia and Ukraine may lead to further supply chain constraints, supply and demand shifts, workforce availability issues and increased uncertainty in general economic and business conditions, including inflationary pressures, high interest rates and possible recession.
We sell most of our commodity products in highly competitive markets and face significant competition and price pressure.
We sell most of our commodity products in highly competitive markets. Competition in commodity markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, we generally are not able to protect our market position for most of these products by product differentiation and may not be able to pass on cost increases to our customers. Accordingly, increases in raw material and other costs may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. Specifically, timing differences in pricing between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated monthly or less often, sometimes with an additional lag in effective dates for increases, have had and may continue to have a negative effect on profitability. Significant volatility in raw material costs tends to place pressure on product margins as sales price increases could lag behind raw material cost increases. Conversely, when raw material costs decrease, customers could seek relief in the form of lower sales prices. Changes in competitors' production or shifts in their marketing focus have in the past significantly affected both the prices at which we sell our commodity products and the volumes that we sell, and are likely to continue to do so in the future.
Our Performance and Essential Materials business could suffer if commodity product exports by other countries significantly increase or are sold in global markets in violation of international fair trade laws.
Our commodity products business may continue to suffer if exports by other countries significantly increase or are sold in global markets in violation of international fair trade laws. Low-priced commodity products produced in other countries, such as those in Asia, have and may continue to result in reduced sales of our commodity products in certain geographies. For example, in the fourth quarter of 2023, we recognized a goodwill impairment charge of $128 million and a non-cash long-lived asset impairment charge related to Epoxy Netherlands base epoxy resin business assets of $347 million due, in part, to lower sales volumes and prices driven by record exports of certain commodity products out of Asia into Europe and North America. In addition, if environmental regulations increase the costs of our production compared to foreign producers that are not subject to similar regulations, imported commodity products could achieve a significant cost advantage over commodity products that we produce. An influx of such products from countries not subject to antidumping or countervailing duty orders, or sales of imported commodity products in violation of U.S. or other fair trade laws, could adversely affect our business.
In April 2024, the U.S. Epoxy Resin Producers Ad Hoc Coalition (the "Coalition"), of which we are a member, filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting the initiation of antidumping investigations regarding imports of certain epoxy resins from China, India, South Korea, Taiwan, and Thailand and countervailing duty investigations regarding imports of the same products from China, India, South Korea, and Taiwan. In September 2024, the U.S. Department of Commerce published its preliminary countervailing duty determination and imposed provisional duties. In November 2024, the U.S. Department of Commerce published its preliminary antidumping determination of dumping margins. The U.S. Department of Commerce is continuing its antidumping and countervailing duty investigations, and the U.S. International Trade Commission is conducting its final phase injury investigation. The investigations are expected to conclude in May 2025.
In June 2024, the Coalition confidentially lodged an antidumping complaint with the European Commission requesting the initiation of an antidumping investigation concerning imports of epoxy resins into the European Union market originating in China, South Korea, Taiwan and Thailand. In July 2024, the European Commission published in the EU Official Journal a notice initiating an antidumping investigation concerning imports of epoxy resins originating in China, South Korea, Taiwan, and Thailand. In October 2024, the European Commission published a regulation requiring registration of imports subject to the investigation. The European Commission is expected to impose provisional duties in late February 2025 and conclude the investigation by late August 2025.
The ultimate outcome of such investigations is uncertain, and the absence of antidumping or countervailing duty measures or the revocation thereof by domestic or foreign authorities could adversely affect our ability to compete in global markets.

We operate internationally and are subject to related risks, including exchange rate fluctuations, exchange controls, trade barriers, tariffs and duties, political risk and other risks relating to international operations.
We operate internationally and are subject to the risks of doing business on a global basis. These risks include, but are not limited to, fluctuations in currency exchange rates, currency devaluations, inflationary pressures and possibility of recession, restrictions on the transfer of funds, changes in law and regulatory requirements, involvement in judicial proceedings in unfavorable jurisdictions, economic instability and disruptions, political unrest and epidemics. Our operating results could be negatively affected by any of these risks.
Additionally, trade regulations, policies and disputes can and may continue to increase trade barriers, tariffs, duties or other taxes, limit our ability to sell certain products to certain customers and otherwise impact our global supply and distribution chains. In particular, our commodity PVC resins manufactured in the United States, which traditionally were exported in meaningful volumes, have recently been subject to anti-dumping investigations or duties by the relevant authorities in the European Union, United Kingdom and India, resulting in recommendations or impositions of provisional or final duties on U.S. exports to each of these regions. As of December 2024, the European Union had imposed a tariff margin of 58.0%, the United Kingdom had imposed a duty of 56.01% and India had recommended a provisional duty in the amount of $164 per metric ton. Such duties have had and may continue to have adverse effects on demand for and sales of our PVC-based products in such regions. Additionally, the higher cost for PVC resins resulting from such trade barriers may cause potential consumers to permanently switch to substitute products, further reducing demand for our PVC resins. Any increase in trade barriers would likely negatively impact our ability to export our products outside of the United States and increased tariffs, duties or other taxes would increase the costs of our products and reduce demand for our products outside of the United States.
Changes in U.S. foreign trade policies, including changes proposed by the new presidential administration, could also lead to the imposition of additional trade barriers and tariffs or other taxes on us in foreign jurisdictions. We cannot predict what changes to trade policy will be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy may also result in responses from U.S. trading partners, including adopting retaliatory trade policies making it more difficult or costly for us to ship, transport or export our products or import feedstocks from countries where we currently purchase feedstocks or sell products. Any such changes in U.S. trade policy or in laws and policies governing foreign trade, or the perception that they could occur, and any resulting negative sentiments towards the United States as a result, could materially and adversely affect our business, growth prospects, financial condition, results of operations and liquidity.
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
Our operations and assets are subject to climate-related risks such as hurricanes or other weather events that may adversely affect our results of operations and cash flows.
We are subject to increasing climate-related risks and uncertainties, many of which are outside of our control. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns, flooding, sea level rise, wildfires and variability in weather patterns, which can disrupt our operations as well as those of our customers, partners and suppliers. Climate change may result in heightened hurricane activity in the Gulf of Mexico and other weather and natural disaster hazards that pose a risk to our facilities, particularly those in Louisiana. Such events could materially and adversely affect our results of operations and cash flows.
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
•governmental regulation, including in the United States (including changes due to the new presidential administration), Europe and Asia;
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
A number of our products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. Weakness in the U.S. residential housing market and economic weakness in North America, Europe, Asia and the Middle East could have an adverse effect on demand and margins for our products. Further, high interest rates, inflationary pressures, adverse weather, labor shortages and the possibility of recession can have an unfavorable impact on the demand for housing and our products.
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
The housing market may remain depressed or decline further, and any such continuation or decline in the homebuilding industry may adversely affect our operating results.
We cannot predict whether and to what extent the housing market in the United States will grow, particularly if interest rates for mortgage loans remain elevated or continue to rise. New home construction, home renovations and repair and remodel activity are historical demand drivers for many products in our Housing and Infrastructure Products business. Although the U.S. housing market remained strong throughout the COVID-19 pandemic, demand for home construction, renovations and remodeling began softening at the end of the second quarter of 2022 and has continued to decline throughout 2024 primarily due to inflationary pricing, high interest rates for mortgage loans, elevated construction costs and the impacts of tariffs on lumber and other raw materials imported into the United States. Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the conflicts in the Middle East and between Russia and Ukraine, higher interest rates, tight lending standards and practices for mortgage loans that limit consumers' ability to qualify for mortgage financing to purchase a home, higher home prices, reliance on inadequately capitalized builders and sub-contractors, population declines, unfavorable changes in consumer demographics or preferences, adverse weather conditions, shortages of skilled labor or qualified tradesmen or slower rates of population growth or U.S. Federal Reserve policy changes. These factors could cause consumers to delay or decline to pursue home ownership, make consumers more price conscious, make consumers more reluctant to invest in their existing homes or cause them to delay investments, including repair and remodel projects, or make it more difficult for consumers to conduct major home renovations.
If there is limited economic growth, a decline in employment and consumer income, a general change in consumer behavior and/or tightening of mortgage lending standards, practices and regulation, or if interest rates for mortgage loans or home prices rise, or other factors adversely affecting demand for home construction, renovations or remodeling, there could be a corresponding adverse effect on our financial condition, results of operations or cash flows, including, but not limited to, the amount of revenues or profits we generate in our Housing and Infrastructure Products segment.

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
•other environmental risks;
•sabotage;
•terrorist attacks; and

•political unrest.
All of these hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We are from time to time subject to environmental claims brought by governmental entities or third parties. A loss or shutdown over an extended period of operations at any one of our chemical manufacturing facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from wars or terrorist acts, among other things. In addition, certain policies may be subject to coverage limitations, which may affect the extent of any recovery thereunder. As a result of market conditions and past claims, premiums and deductibles for certain insurance policies have increased and may continue to increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, or if an insurer was unwilling or unable to meet its obligations, it could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include domestic and international business combinations, purchases or sales of assets or contractual arrangements or joint ventures. In this regard, we regularly consider acquisition opportunities that would be consistent or complementary to our existing business strategies and, from time to time, we consider dispositions of non-strategic assets or the temporary or permanent cessation of operations at existing facilities. To the extent permitted under our credit facility, the indenture governing our senior notes and other debt agreements, some of these transactions may be financed by additional borrowings by us. Although we would pursue these transactions because we expect them to yield longer-term benefits if the efficiencies and synergies we expect are realized, they could adversely affect our results of operations in the short term because of the costs associated with such transactions and because they may divert management's attention from existing business operations. Acquisitions or dispositions may not yield the business benefits, synergies or financial benefits anticipated by management. Integration of acquired operations could lead to restructuring charges or other costs. The temporary cessation of operations at any of our facilities, including our decision to mothball our allyl chloride (AC) and epichlorohydrin (ECH) units at our site in Pernis, the Netherlands in July 2024, has and may in the future result in environmental remediation, employee separation and other expenses.
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
Public and investor sentiment towards climate change and other sustainability matters could adversely affect our cost of capital and the price of our common stock.
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
Members of the investment community are increasing their focus on sustainability practices and disclosures by public companies, including practices and disclosures related to climate change, as well as D&I initiatives and heightened governance standards. On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks. Multiple lawsuits have been filed challenging the SEC's new climate rules, and on April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete. In September 2023, California passed climate-related disclosure mandates that are broader than the SEC's rules. As a result, we may continue to face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability disclosures and performance before investing in our stock. Over the past few years, there has also been an acceleration in investor demand for investing opportunities in sustainability-focused companies, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards investments in companies with a commitment towards sustainability. With respect to any of these investors, our sustainability disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the sustainability standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our stock price may be negatively impacted.
Our participation in joint ventures and similar arrangements exposes us to a number of risks, including risks of shared control.
We are party to several joint ventures and similar arrangements, including an investment, together with Lotte Chemical USA Corporation, in a joint venture, LACC, LLC ("LACC"), to build and operate an ethylene facility. Our participation in joint ventures and similar arrangements, by their nature, requires us to share control with unaffiliated third parties. If there are differences in views among joint venture participants in how to operate a joint venture that result in delayed decisions or the failure to make decisions, or our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan and fulfill its obligations. In that case, we may be required to write down the value of our investment in a joint venture, increase the level of financial or other commitments to the joint venture or, if we have contractual agreements with the joint venture, our operations may be materially adversely affected. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.

Our operations could be adversely affected by labor relations.
The vast majority of our employees in Europe and Asia, and some of our employees in North America, are represented by labor unions and works councils. Our operations may be adversely affected by strikes, work stoppages and other labor disputes. For example, on November 1, 2024, bargaining unit employees of Local Lodge No. 2781 of the International Association of Machinists and Aerospace Workers (IAM) began a strike at our Calvert City, Kentucky, facility, after the IAM members, who work in the facility's ethylene and chlorine units, did not accept our final offer for a new collective bargaining agreement. The strike ended on November 8, 2024, after the IAM accepted our offer for a new collective bargaining agreement. Any future strikes or work stoppages could be significant and have an adverse effect on our financial condition and results of operations.
We have certain material pension and other post-retirement employment benefit ("OPEB") obligations. Future funding obligations related to these obligations could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.
We have U.S. and non-U.S. defined benefit pension plans covering certain current and former employees. Certain non-U.S. defined benefit plans associated with our European operations have not been funded and we are not obligated to fund those plans under applicable law. As of December 31, 2024, the projected benefit obligations for our pension and OPEB plans were $1,018 million and $36 million, respectively. The fair value of pension investment assets was $795 million as of December 31, 2024. The total net underfunded status of the pension obligations calculated on a projected benefit obligation basis as of December 31, 2024 was $223 million, including the Westlake Defined Benefit Plan and the Vinnolit Pension Plan (locally known as 'Grund- und Zusatzversorgung' in Germany), which were underfunded by $27 million and $125 million, respectively, on an individual plan basis.
The unfunded OPEB obligations as of December 31, 2024 were $36 million. We will require future operating cash flows to fund our pension and OPEB obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We may also not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.
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

Information technology system failures, network disruptions and breaches of data security due to internal or external factors including cyber-attacks could have material adverse impacts on our business—and the business of our subsidiaries and affiliates that we support—or cause disruptions to our operations. Such disruptions could include, but are not limited to, delaying or cancelling customer orders, impeding the manufacture or shipment of products or causing standard business processes to become ineffective, or the unintentional or malicious disclosure of proprietary, confidential or other sensitive information. Cyber-attacks could include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to our systems or data or other electronic security breaches that could lead to disruptions in critical systems, unauthorized release, corruption or loss of data including protected information such as personal information of our employees, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems or other cybersecurity and infrastructure systems, including our property and equipment, diversion of management or work force attention, or increased costs required to prevent, respond to or mitigate the incident. In addition, cybersecurity risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks.
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
We have experienced cyber incidents in the past and, although none have been material, we may experience cybersecurity incidents and security breaches in the future. Our employees, systems, networks, products, facilities and services remain potentially vulnerable to sophisticated cyber-assault, including the additional cybersecurity risks posed by the increased use of remote networking technologies and services, and, as such, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our business, financial condition, operating results or cash flows. In addition, laws and regulations governing cybersecurity, data privacy, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability.
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
New laws, rules and regulations as well as changes to laws, rules and regulations, including changes resulting from the new presidential administration, may also affect us. For example, on April 17, 2012, the EPA promulgated maximum achievable control technology standards for major sources and generally available control technology standards for area sources of PVC production. The rule sets emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. In June 2012, the EPA received petitions for reconsideration of the rule. On November 9, 2020, the EPA proposed rule amendments to address issues raised in the petitions for reconsideration. While this rule is the subject of legal challenge and EPA reconsideration, the rule has not been stayed. Although we cannot predict the outcome or timing of the legal challenges or EPA reconsideration, the EPA's proposed rule amendments could require us to incur further capital expenditures, or increase our operating costs, to levels higher than what we have previously estimated.
In April 2023, the EPA proposed amendments to new source performance standards for the synthetic organic chemical manufacturing industry and amendments to the national emissions standards for hazardous air pollutants for the synthetic organic chemical manufacturing industry and group I & II polymers and resins industry. The proposed amendments were finalized on May 16, 2024, and effective July 15, 2024. These amendments, among other things, impose tougher emissions limits, additional leak detection and repair obligations, certain performance standard for the operation of flares at applicable facilities, and new fenceline air monitoring for several chemicals. The amendments may require us to incur further capital expenditures and increase operating costs.
On May 6, 2022, the EPA finalized rules amending (i) the NESHAPs for mercury emissions from mercury cell chlor-alkali plants and (ii) the 2003 NESHAPs for mercury cell chlor-alkali plants residual risk and technology review. Among other things, the amendments require improvements in work practices to reduce fugitive mercury emissions and work practice standards for the cell rooms and instrumental monitoring of cell room fugitive emissions, modify regulatory provisions regarding startup, shutdown, and malfunctions, and add standards for fugitive chlorine emissions from mercury cell chlor-alkali plants, which are not currently regulated under the NESHAP. The final rules also include a requirement to cease all mercury emissions from the operation of mercury cell chlor-alkali facilities by May 6, 2025. We operate a mercury cell production unit at our Natrium facility. Compliance with the final rules resulted in additional restrictions on our operations, increased compliance costs and will result in the cessation of operation of the mercury cell production unit.

Our operations produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. In December 2015, the United States attended the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, alongside other members of the international community. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases. The United States signed the Paris Agreement in April 2016, and the Paris Agreement went into effect in November 2016. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the Paris Agreement. The withdrawal took effect in November 2020. On February 19, 2021, the United States formally rejoined the Paris Agreement. As part of rejoining the Paris Agreement, the United States announced that it would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. To measure progress towards this target, the Paris Agreement requires the parties to complete a global stocktake, assessing members' collective efforts and achievements in reducing GHG emissions and adapting to the impacts of climate change, every five years. On December 13, 2023, the 28th annual United Nations Climate Change Conference ("COP 28"), which was held in Dubai, issued its first global stocktake, which calls on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by 2050. Such meetings continued during the 29th annual United Nations Climate Change Conference, which was held in Baku, Azerbaijan in November 2024. In January 2025, the United States submitted formal notification to the United Nations that it intends to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the withdrawal will take effect in January 2026. Legislation to regulate GHG emissions has periodically been introduced in the United States Congress, and such legislation may be proposed or adopted in the future. There has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. The adoption and implementation of any international, federal or state legislation or regulations that restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions.
Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant GHG emissions. In the European Union ("EU"), the Emissions Trading Scheme obligates certain emitters to obtain GHG emission allowances to comply with a cap and trade system for GHG emissions. In addition, the EU has committed to reduce domestic GHG emissions by at least 55% below the 1990 level by 2030. Effective January 2023, the EU expanded obligations for sustainability-related reporting with its Corporate Sustainability Reporting Directive ("CSRD"), which requires covered companies to include, as part of their management report, a sustainability report that discloses information necessary to understand a company's impacts on sustainability matters and information necessary to understand how sustainability matters affect the undertaking's development, performance, and position (i.e., double materiality perspective). The European Commission adopted the European Sustainability Reporting Standards (ESRS) for use by companies subject to the CSRD, which covers a broad set of environmental, social, and governance issues, including climate change, biodiversity and human rights. Among the mandatory disclosures is the reporting of Scope 1, 2, and 3 emissions and climate-related financial risks. Some of our subsidiaries, including our EU entities and their consolidated subsidiaries, are subject to these reporting obligations, which are phased-in over time, and reporting by our subject EU entities and their consolidated subsidiaries is set to begin in reporting year 2025 based on the EU's current phased-in compliance timelines. We also expect that the CSRD's reporting obligations may extend to the Company and its consolidated subsidiaries in the reporting year 2029 based on the EU's current compliance timelines. Additionally, the European Commission has indicated that the CSRD may be subject to further amendment, including by inclusion in an "omnibus" legislative package, and such amendments could eliminate, modify, or expand the reporting obligations or the compliance timelines associated with the reporting obligations. Effective July 2024, the EU adopted the Corporate Sustainability Due Diligence Directive ("CSDDD"), which establishes corporate due diligence obligations and requires subject companies to identify, prevent, and mitigate potential or actual adverse human rights and environmental impacts, connected with their operations, those of their subsidiaries, and in their chain of activities. The CSDDD also requires subject companies to adopt and put into effect a transition plan for climate change mitigation, which aims to ensure, through best efforts, that the business model and strategy of the company are compatible with the limiting of global warming to 1.5°C in line with the Paris Agreement and the objective of achieving climate neutrality as established by other EU climate-related regulations. The CSDDD requires EU Member States to transpose its obligations into national law by July 2026, and such transposed law could result in additional risks to our business operations and our financial position, including through potential enforcement actions, which could include potential fines up to multiple percentage points of worldwide revenue in accordance with the Directive's provisions. The European Commission has indicated that the CSDDD may be subject to further amendment, including by inclusion in an "omnibus" legislative package, and such amendments could eliminate, modify or expand the obligations associated with the CSDDD.

On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Multiple lawsuits have been filed challenging the SEC's new climate rules, and on April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete. In September 2023, California passed climate-related disclosure mandates that are broader than the SEC's rules. As our chemical manufacturing processes result in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
Similarly, the Toxic Substances Control Act ("TSCA") imposes reporting, record-keeping and testing requirements, and restrictions relating to the production, handling, and use of chemical substances. The TSCA reform legislation enacted in June 2016 expanded the EPA's authority to review and regulate new and existing chemicals. Under the reform legislation, the EPA is required to, among other things, undertake rule making within statutory time frames related to: (1) chemical risk evaluation, designation and management; (2) reporting of mercury supply, use and trade; and (3) management of persistent, bioaccumulative, and toxic chemical substances ("PBTs"). In response to this mandate, the EPA issued rules establishing the EPA's process and criteria for identifying high priority chemicals for risk evaluation and setting the EPA's approach for determining whether these high priority chemicals present an unreasonable risk to health or the environment. Pursuant to its rules, the EPA designated certain chemical substances as high priority for risk evaluation. We manufacture several of these chemical substances. On December 14, 2023, the EPA announced that it would prioritize vinyl chloride (used to make PVC) for evaluation and potential regulation under TSCA as a High Priority Substance and in July 2024, the EPA announced it would move forward with the designation of vinyl chloride as a High Priority Substance. In November 2023, the European Chemicals Agency ("ECHA") sent its investigation results of the risks from PVC and PVC additives to the European Commission for further consideration. In December 2024, the EPA finalized risk management rules which phase out the manufacturing, processing and distribution of trichloroethylene (TCE) completely and perchloroethylene (PCE) for consumer and most industrial and commercial uses. The TCE rule, however, has been stayed by the Fifth and Third Circuit Courts of Appeal and, as a result, is subject to the January 2025 Trump Administration executive order freezing those regulations not yet in effect pending review. Under the risk management rule process established by the TSCA, the EPA has also issued several Test Orders for chemical substances that we manufacture or import, including EDC. In July 2024, EPA issued a draft TSCA human health hazard assessment for EDC for public comment and peer review. EPA will use this draft risk assessment to inform the draft risk evaluation. Although we cannot predict with certainty the extent of our future liabilities and costs at this time, we do not anticipate that the Test Order requirements or risk evaluation and management rules of these chemical substances will have a material adverse effect on our business, financial condition, operating results or cash flows.
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
Per- and Polyfluoroalkyl Substances ("PFAS") chemicals have come under increased scrutiny by federal, state, and local governments. On September 28, 2023, the EPA released its final rule for the reporting and recordkeeping requirements for PFAS under TSCA, which requires manufacturers, and importers, that have manufactured or imported PFAS chemicals since January 1, 2011, to electronically report information regarding PFAS uses, production volumes, disposal, exposures, and hazards. On April 19, 2024, the EPA finalized the listing of perfluorooctanoic acid ("PFOA") and perfluorooctane sulfonic acid ("PFOS") as CERCLA hazardous substances. On April 10, 2024, the EPA announced its final National Primary Drinking Water Regulation under the Safe Drinking Water Act for six PFAS, including PFOA, PFOS, perfluorononanoic acid (PFNA), hexafluoropropylene oxide dimer acid (HFPO-DA, commonly known as GenX Chemicals), perfluorohexane sulfonic acid (PFHxS), and perfluorobutane sulfonic acid (PFBS). On February 7, 2023, the ECHA published proposed restrictions on PFAS. We are unable to predict the impact these requirements and concepts may have on our future costs of compliance.

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
Local, state, federal and foreign governments have increasingly proposed or implemented restrictions on certain plastic-based products, including single-use plastics and plastic food packaging. Plastics have also faced increased public scrutiny due to negative coverage of plastic waste in the environment. On April 26, 2024, the EPA published a final denial of the 2014 Center for Biological Diversity Petition to regulate discarded PVC as hazardous waste under the Resource Conservation and Recovery Act. Increased regulation on the use of plastics could cause reduced demand for our polyethylene, PVC and styrene products, which could adversely affect our business, operating results and financial condition.
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
We are subject to legal and regulatory claims, investigations and proceedings and could become subject to additional claims, investigations and proceedings in the future, some of which could be material. These proceedings may be brought by the government or private parties and may arise out of a number of matters, including contract disputes, product liability claims, antitrust claims and personal injury claims. Even if we are ultimately successful, defense of these claims can be costly and time-consuming and may divert management's attention and resources. The outcome of any pending or future claims, investigations or proceedings is inherently unpredictable, but such outcomes could have a material adverse effect on our financial condition, results of operations or cash flows. Please refer to Note 21, "Commitments and Contingencies," within the audited consolidated financial statements in this Form 10-K for additional information with respect to pending legal and regulatory proceedings.

Our operations and assets are subject to climate-related risks and uncertainties.
We are subject to increasing climate-related risks and uncertainties, many of which are outside of our control. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns, flooding, sea level rise, wildfires and variability in weather patterns, which can disrupt our operations as well as those of our customers, partners and suppliers. Climate change may result in heightened hurricane activity in the Gulf of Mexico and other weather and natural disaster hazards that pose a risk to our facilities, particularly those in Louisiana. The transition to lower greenhouse gas emissions technology, the effects of carbon pricing, changes in public sentiment, regulations, taxes, public mandates or requirements, increases in climate-related lawsuits, insurance premiums and implementation of more robust disaster recovery and business continuity plans may increase costs to maintain or resume our operations, which could in turn negatively impact our business and results of operations.
We are subject to operational and financial risks and liabilities associated with the implementation of and efforts to achieve our carbon emission reduction goals.
We have publicly announced a target 20% reduction in our Scope 1 and Scope 2 CO2 equivalent emissions intensity per ton of production by 2030 from a 2016 baseline. Our ability to achieve this target depends on many factors, many of which are beyond our control. Further, the standards for tracking and reporting on GHG emissions have not been harmonized and continue to evolve. Our selection of methodology and disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of comparative data from period to period. In addition, our processes, controls and calculation methodology may not always align with evolving standards for identifying, measuring and reporting GHG emissions, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.
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
Developing and implementing plans for compliance with voluntary climate commitments can lead to additional capital, personnel, operations and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. Our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets and objectives within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to potential government enforcement actions and private litigation. We cannot predict the ultimate impact that our emissions reduction goal, or the various implementation aspects, will have on our financial condition and results of operations.
Risks Related to Our Indebtedness
Our level of debt could adversely affect our ability to operate our business.
As of December 31, 2024, our indebtedness, including the current portion, totaled $4.6 billion, and our debt represented approximately 29.2% of our total capitalization. Our annual interest expense for 2024 was $159.0 million, net of interest capitalized of $13.0 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:
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
Risks Related to Taxes
A change in our effective income tax rate, including as a result of changes in tax laws, treaties or regulations, or their interpretation or application, could have a negative impact on our business and results of operations.
We operate in many different countries and in many states within the United States. Various factors may have favorable or unfavorable effects on our effective income tax rate, changes in tax rates, changes in apportionment rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings.

We are also subject to changes in applicable tax laws, treaties or regulations, or their interpretation or application, in the jurisdictions in which we operate. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains several revisions to the Internal Revenue Code of 1986, as amended (the "Code"), including a 15% corporate minimum income tax for certain corporations and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations. At this time, we do not expect the IRA will have a material impact on our consolidated financial statements. Additionally, on December 4, 2024, the Governor of Louisiana signed into law a package of tax reform bills, effective January 1, 2025 and January 1, 2026. Among other things, the laws reduce the corporate state income tax rate, repeal the corporate state franchise tax, and eliminate preferential apportionment treatment for companies with sales and inventory in foreign trade zones. In the fourth quarter of 2024, we recognized a one-time charge of approximately $45 million for the revaluation of state deferred tax assets and deferred tax liabilities associated with the change in corporate state income tax and apportionment rates resulting from this change. The Company will continue to evaluate the impact of these tax law changes. A change in tax laws, treaties or regulations, or their interpretation or application, of any state or country in which we operate could result in a higher tax expense or effective tax rate on our earnings, which could result in a significant negative impact on our business, results of operations and cash flow from operations.
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
The anticipated after-tax economic benefit of our investment in the common units of Westlake Partners depends largely on Westlake Partners being treated as a partnership for U.S. federal income tax purposes. Despite the fact that Westlake Partners is organized as a limited partnership under Delaware law, it would be treated as a corporation for U.S. federal income tax purposes unless it satisfies a "qualifying income" requirement. Based on Westlake Partners' current operations and current Treasury Regulations, Westlake Partners believes it satisfies the qualifying income requirement.
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
As long as TTWF LP (the "principal stockholder") and certain of its affiliates (such affiliates, together with the principal stockholder, the "principal stockholder affiliates"), which as of December 31, 2024, beneficially owned approximately 72% of our common stock, own a majority of our outstanding common stock, they will be able to exert significant control over us, and our other stockholders, by themselves, will not be able to affect the outcome of any stockholder vote. As a result, the principal stockholder, subject to any fiduciary duty owed to our minority stockholders under Delaware law, will be able to control all matters affecting us (some of which may present conflicts of interest), including:
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
Headquarters
Our principal executive offices are located in Houston, Texas. Some of our office space is leased, at market rates, from an affiliate of our principal stockholder. See Note 19 to the consolidated financial statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Party Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2025 annual meeting of stockholders (the "Proxy Statement").
Item 3. Legal Proceedings
In addition to the matters described under "Item 1. Business—Environmental" and Note 21 to our consolidated financial statements included in Item 8 of this Form 10-K, we are involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosure
Not Applicable.

Information about our Executive Officers
James Y. Chao (age 77). Mr. Chao has been our Senior Chairman of the Board of Directors since July 2024 and became a director in June 2003. From July 2004 to July 2024, Mr. Chao served as Chairman of the Board and, from May 1996 to July 2004, he served as our Vice Chairman. In addition, Mr. Chao has been a director of Westlake Partners' general partner since its formation in March 2014, its Senior Chairman of the Board since July 2024 and served as its Chairman of the Board from July 2014 to July 2024. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Corporation. He is the brother of Albert Y. Chao, father of Catherine T. Chao and David T. Chao and uncle of John T. Chao and Carolyn C. Sabat. Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Albert Y. Chao (age 75). Mr. Chao has been our Executive Chairman of the Board of Directors since July 2024 and a director since June 2003. From May 1996 to July 2024, Mr. Chao served as President and, from July 2004 to July 2024 he served as our Chief Executive Officer. In addition, Mr. Chao has been a director of Westlake Partners' general partner since its formation in March 2014, its Executive Chairman of the Board since July 2024 and served as its President and Chief Executive Officer from March 2014 to July 2024. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Corporation. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is the brother of James Y. Chao, father of John T. Chao and Carolyn C. Sabat and uncle of Catherine T. Chao and David T. Chao. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
Jean-Marc Gilson (age 61). Mr. Gilson has been our President and Chief Executive Officer since July 2024. Mr. Gilson has also served as President and Chief Executive Officer and a Director of Westlake Partners' general partner since July 2024. Prior to joining Westlake, Mr. Gilson served as President, Chief Executive Officer and Representative Director of Mitsubishi Chemical Group Corporation (formerly known as Mitsubishi Chemical Holdings Corporation), from April 2021 until April 2024. From September 2014 until December 2020, Mr. Gilson served as Chief Executive Officer of Roquette Frères. Before that, Mr. Gilson served as Vice-Chairman and Chief Operating Officer of NuSil Technology LLC. Earlier in his career, Mr. Gilson held various leadership roles at Dow Corning Corporation, including Executive Vice President, Specialty Chemicals Business, before becoming Chief Executive Officer of Avantor Performance Materials, Inc. Mr. Gilson holds a Master of Science in Chemical Engineering from the University of Liege in Belgium and an Executive Master of Business Administration from the International Institute for Management Development in Switzerland.
M. Steven Bender (age 68). Mr. Bender has been our Executive Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as our Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as our Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. In addition, Mr. Bender has been a director of Westlake Partners' general partner since its formation in March 2014, its Executive Vice President and Chief Financial Officer since February 2021, and its Senior Vice President and Chief Financial Officer from March 2014 to February 2021. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc. and, from 1996 to 2002, he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 68). Mr. Buesinger has been our Executive Vice President, Housing and Infrastructure Products, IT and Digital since February 2022. From July 2017 to February 2022, Mr. Buesinger served as our Executive Vice President, Vinyl Products and, from April 2010 to July 2017, he served as our Senior Vice President, Vinyls. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.

L. Benjamin Ederington (age 54). Mr. Ederington has been our Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer since April 2023. From February 2022 to April 2023, Mr. Ederington served as our Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from July 2017 to February 2022; he served as our Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from December 2015 to July 2017, he served as our Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; and, from October 2013 to December 2015, he served as our Vice President, General Counsel and Corporate Secretary. In addition, Mr. Ederington has been a director of Westlake Partners' general partner since its formation in March 2014 and its Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer since May 2023. Mr. Ederington was Westlake Partners' general partner's Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from March 2022 to May 2023; Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from February 2021 to March 2022; and, its Vice President, General Counsel and Secretary from March 2014 to February 2021. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 25 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
Thomas J, Janssens (age 59). Mr. Janssens has been our Senior Vice President, Operations—Performance and Essential Material & Corporate Logistics since March 2022. From January 2021 to March 2022, Mr. Janssens served as our Vice President, Olefins, Feedstocks & Energy; from December 2019 to December 2020, he was our Vice President, Olefins & Logistics; from July 2017 to November 2019, he was our Vice President, Corporate Development, Logistics & IT; from January 2016 to June 2017, he was our Vice President, Logistics & IT; and, from October 2015 to December 2015, he was our Vice President, Logistics & Business Process Improvement. Prior to joining Westlake, Mr. Janssens was a consultant, from September 2002 to June 2009, and later, a Partner, from July 2009 to September 2015, with McKinsey & Company, where he advised energy and chemicals clients on strategic, commercial, operational and business process improvement projects. He began his career with Shell International in 1991, where he held a variety of commercial, engineering and planning roles. Mr. Janssens holds a MSc in Chemical Engineering from Eindhoven University of Technology and an MBA from the University of Chicago.
Jeffrey A. Holy (age 45). Mr. Holy has been our Vice President and Chief Accounting Officer since April 2024. From April 2017 to April 2024, Mr. Holy served as our Vice President and Treasurer. In addition, Mr. Holy has been the Vice President and Chief Accounting Officer of Westlake Partners' general partner since April 2024 and served as its Vice President and Treasurer from April 2017 to April 2024. Prior to joining Westlake, from October 2014 to March 2017, Mr. Holy was Assistant Treasurer at FMC Technologies, Inc. and from October 2013 to September 2014 was Director of Corporate Finance. From September 2007 to September 2013, he held various financial positions at General Motors Company in their Treasurers' Office in New York and Germany. He began his career in public accounting with Ernst & Young LLP in 2001. Mr. Holy holds a Bachelor of Science Degree from Trinity University in Business Administration and Economics, a Master in Accounting Degree from the University of Virginia, and a Master in Finance Degree from London Business School. He is a Chartered Financial Analyst and Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Matters
As of February 18, 2025, there were 29 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK."
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter or fiscal year ended December 31, 2024 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2024	3,136	$149.15	—	$476,162,426
November 2024	163,556	128.37	163,556	455,166,139
December 2024	316,525	123.19	316,525	416,172,903
Total	483,217	$125.11	480,081

______________________________
(1)Represents 3,136 shares withheld in October 2024 in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan.
(2)In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program") with no expiration date. In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. During the year ended December 31, 2024, 480,081 shares of our common stock were repurchased for an aggregate purchase price of $60 million under the 2014 Program. As of December 31, 2024, 9,202,631 shares of our common stock had been acquired at an aggregate purchase price of approximately $634 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

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
Since 2022, our European businesses have been impacted by higher energy prices, inflation and reduced demand. Our North American businesses, where we derive a significant portion of our revenue, have also experienced the impacts of high energy costs and interest rates and slower demand for most of our products since the second half of 2022. However, since the second half of 2023, we have experienced lower energy costs in Europe and North America as prices for electricity and natural gas have declined following the elevated 2022 levels and inflation has eased since the 2022 levels, although it still remains a concern. In the near term, we expect that the volatility in energy prices, higher interest rates, inflation and other macroeconomic conditions will continue to impact margins and demand for most of our products.
Recent Developments
Antidumping and Countervailing Duty Investigations
In April 2024, the U.S. Epoxy Resin Producers Ad Hoc Coalition (the "Coalition"), of which we are a member, filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting the initiation of antidumping investigations regarding imports of certain epoxy resins from China, India, South Korea, Taiwan, and Thailand and countervailing duty investigations regarding imports of the same products from China, India, South Korea, and Taiwan. In September 2024, the U.S. Department of Commerce published its preliminary countervailing duty determination and imposed provisional duties. In November 2024, the U.S. Department of Commerce published its preliminary antidumping determination of dumping margins. The U.S. Department of Commerce is continuing its antidumping and countervailing duty investigations, and the U.S. International Trade Commission is conducting its final phase injury investigation. The investigations are expected to conclude in May 2025.
In June 2024, the Coalition confidentially lodged an antidumping complaint with the European Commission requesting the initiation of an antidumping investigation concerning imports of epoxy resins into the European Union market originating in China, South Korea, Taiwan and Thailand. In July 2024, the European Commission published in the EU Official Journal a notice initiating an antidumping investigation concerning imports of epoxy resins originating in China, South Korea, Taiwan, and Thailand. In October 2024, the European Commission published a regulation requiring registration of imports subject to the investigation. The European Commission is expected to impose provisional duties in late February 2025 and conclude the investigation by late August 2025.

AC and ECH Pernis Units
In July 2024, the Company approved a plan to temporarily cease operations ("mothball") of the allyl chloride (AC) and epichlorohydrin (ECH) units at the Company's site in Pernis, the Netherlands (collectively, the "Units"). The Company continues to operate the liquid epoxy resin (LER) and bisphenol A (BPA) units at the Pernis facility. The Units are expected to temporarily cease operations in 2025. During 2024, the Company accrued expenses of approximately $75 million related to mothballing of the Units that consisted of charges for environmental remediation and other plant mothballing expenses of approximately $71 million and of employee severance and separation expenses of approximately $4 million. Once the mothballing is completed, the Company expects these actions will improve the financial performance of the Pernis, Netherlands site while enabling the Company to continue to serve its customers with BPA, LER, solutions, and epoxy specialty resins.
Louisiana Tax Reform Bills
On December 4, 2024, the Governor of Louisiana signed into law a package of tax reform bills, effective January 1, 2025 and January 1, 2026. Among other things, the laws reduce the corporate state income tax rate, repeal the corporate state franchise tax, and eliminate preferential apportionment treatment for companies with sales and inventory in foreign trade zones. In the fourth quarter of 2024, we recognized a one-time charge of approximately $45 million for the revaluation of state deferred tax assets and deferred tax liabilities associated with the change in corporate state income tax and apportionment rates resulting from this change. The Company will continue to evaluate the impact of these tax law changes.
Our Operations and Outlook
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
Global demand for most of our products started to recover from the effects of the COVID-19 pandemic in the second half of 2020 and remained strong through the first half of 2022. However, since the second half of 2022 and during the early part of 2023, we saw significant volatility in natural gas and electricity costs, particularly in Europe, as well as in ethane and ethylene prices. We have experienced a decline in natural gas and electricity costs since the second half of 2023 through the third quarter of 2024 and seasonal price increase in the fourth quarter of 2024. Since the first half of 2022, we have continued to experience lower prices and weak demand for most of our products globally. The ongoing conflict between Russia and Ukraine since Russia's invasion of Ukraine in 2022, the conflict in the Middle East, slow economic growth in China, increase in bisphenol-A, epichlorohydrin and base epoxy resin exports out of Asia into European and North American markets, disruption of trade flows due to enactment of duties and tariffs, timing of certain new ethylene and polyethylene capacity additions in North America, Asia, and the Middle East, volatility in natural gas and electricity prices and volatility in crude oil prices could have a continuing negative impact on the performance of Performance and Essential Materials businesses.

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
The following table presents annual historical housing starts per the U.S. Census Bureau and the 2025 and 2026 outlook per the NAHB:

Period	Single and Multi-family Housing Starts (in thousands of units)	% Change
2022	1,553	(3)%
2023	1,420	(9)%
2024	1,366	(4)%

2025 Outlook	1,329
2026 Outlook	1,387
North American PVC facilities within the Performance and Essential Materials segment supply most of the PVC required for our building products and PVC pipes and fittings plants. Our raw materials for stone, roofing and accessories, windows, shutters and specialty tool products are externally purchased. PVC required for the PVC compounds plants is either internally sourced from our North American, European and Asian facilities within the Performance and Essential Materials segment or externally purchased based on the location of the plants. The remaining feedstocks required, including pigments, fillers, stabilizers and other ingredients, are purchased under short-term contracts based on prevailing market prices.
Factors that have caused volatility in our raw material prices, energy costs and production processes in the past, and which may do so in the future, include significant fluctuation in prices of these raw materials in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic, business or environmental conditions, labor costs, competition, import duties impacting our cross-border trades within North America, tariffs, worldwide currency fluctuations, freight, inflationary pressures, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such, our future financial condition, results of operations or cash flows could be materially impacted.

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

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the years ended December 31, 2024, 2023 and 2022.
Net External Sales
The table below presents net external sales on a disaggregated basis for our two principal operating segments. Performance Materials net external sales primarily consist of sales of PVC, polyethylene and epoxy. Essential Materials net external sales primarily consist of sales of caustic soda, chlorine, styrene, and related derivative materials. Housing Products net external sales primarily consist of sales of housing exterior and interior products, residential pipes and fittings and residential products utilizing PVC compounds. Infrastructure Products net external sales primarily consist of sales of infrastructure related pipes and fittings and infrastructure products utilizing PVC compounds.

	Year Ended December 31,
	2024	2023	2022

	(In millions of dollars, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$4,626	$4,656	$6,964
Essential Materials	3,199	3,680	4,044
Total Performance and Essential Materials	7,825	8,336	11,008
Housing and Infrastructure Products
Housing Products	3,644	3,494	3,864
Infrastructure Products	673	718	922
Total Housing and Infrastructure Products	4,317	4,212	4,786
Total net external sales	$12,142	$12,548	$15,794

Income (loss) from operations
Performance and Essential Materials	$129	$59	$2,416
Housing and Infrastructure Products	807	710	675
Corporate and other	(61)	(40)	(41)
Total income from operations	875	729	3,050
Interest expense	(159)	(165)	(177)
Other income, net	222	136	73
Provision for income taxes	291	178	649
Net income	647	522	2,297
Net income attributable to noncontrolling interests	45	43	50
Net income attributable to Westlake Corporation	$602	$479	$2,247
Diluted earnings per share	$4.64	$3.70	$17.34
EBITDA (1)	$2,211	$1,962	$4,179
Free Cash Flow (2)	$306	$1,302	$2,287
______________________________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Year Ended December 31,
	2024		2023
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year due to average sales price and volume
Performance and Essential Materials	-12%	+5%	-21%	-3%
Housing and Infrastructure Products	-6%	+8%	-3%	-9%
Company average	-10%	+6%	-16%	-5%

	Year Ended December 31,
	2024	2023
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-17%	-59%
Feedstock (Ethane)	-23%	-49%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2024	2023	2022

	(In millions of dollars)
Net cash provided by operating activities	$1,314	$2,336	$3,395
Changes in operating assets and liabilities and other	(702)	(1,989)	(1,119)
Deferred income taxes	35	175	21
Net income	647	522	2,297
Less:
Other income, net	222	136	73
Interest expense	(159)	(165)	(177)
Provision for income taxes	(291)	(178)	(649)
Income from operations	875	729	3,050
Add:
Depreciation and amortization	1,114	1,097	1,056
Other income, net	222	136	73
EBITDA	$2,211	$1,962	$4,179
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Year Ended December 31,
	2024	2023	2022

	(In millions of dollars)
Net cash provided by operating activities	$1,314	$2,336	$3,395
Less:
Additions to property, plant and equipment	1,008	1,034	1,108
Free Cash Flow	$306	$1,302	$2,287

2024 Compared with 2023
Summary
For the year ended December 31, 2024, net income attributable to Westlake Corporation was $602 million, or $4.64 per diluted share, on net sales of $12,142 million. This represents an increase in net income attributable to Westlake Corporation of $123 million, or $0.94 per diluted share, compared to 2023 net income attributable to Westlake Corporation of $479 million, or $3.70 per diluted share, on net sales of $12,548 million. Income from operations was $875 million for the year ended December 31, 2024, as compared to $729 million for the year ended December 31, 2023, an increase of $146 million. Our income from operations and net income for the twelve months ended December 31, 2023 was negatively impacted by an impairment charge of $475 million that comprised of Westlake Epoxy goodwill and long-lived assets of our epoxy base resin business in the Netherlands in the fourth quarter of 2023, and a pre-tax litigation charge of approximately $150 million related to a final settlement to fully resolve lawsuits involving certain liability claims. The absence of such changes in the twelve months ended December 31, 2024 had a positive impact on our net income and income for operations. Excluding these impacts, our income and income from operations in the twelve months ended December 31, 2024 were lower, primarily due to lower sales prices for PVC resin, caustic soda, chlorine and pipe and fittings and the accrual of $75 million for expenses associated with mothballing of the Units in Pernis, Netherlands during 2024. The decreases in net income and income from operations in the twelve months ended December 31, 2024 were partially offset by higher PVC resin, polyethylene, caustic soda, chlorine, pipe and fittings and siding and trim sales volumes and lower natural gas and feedstock costs. Net income for the twelve months ended December 31, 2024 was favorably impacted by higher interest income and was negatively impacted by income tax expense of $45 million as a result of changes in Louisiana tax laws, as discussed above. Lower sales prices for most of our major products in the Performance and Essential Materials segment was primarily due to weaker global demand due to lower industrial and manufacturing activity. Lower sales prices for pipes and fittings in the Housing and Infrastructure Products segment was driven by the competitive commercial environment. Net sales decreased by $406 million to $12,142 million in 2024 from $12,548 million in 2023, primarily due to lower sales prices for PVC resin, epoxy resin, caustic soda, chlorine and pipe and fittings, partially offset by higher sales volumes for PVC resin, polyethylene, epoxy resin, caustic soda, chlorine, pipe and fittings and siding and trim.
Net Sales. Net sales decreased by $406 million, or 3%, to $12,142 million in 2024 from $12,548 million in 2023, primarily due to lower sales prices for most of our products across both segments. Average sales prices for 2024 decreased by 10% as compared to 2023 as a result of weaker demand for PVC resin, epoxy resin, caustic soda, chlorine and pipe and fittings. Sales volumes increased by 6% in 2024 as compared to 2023, due to increased sales volumes for PVC resin, polyethylene, epoxy resin, caustic soda, chlorine, pipe and fittings and siding and trim.
Gross Profit. Gross profit margin percentage was 16% in 2024 as compared to 18% in 2023. The decline in gross margin percentage for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to lower prices for most of our products across both segments, which was partially offset by lower natural gas and feedstock costs. The 2023 gross profit margin was impacted by the litigation charge of $150 million, as discussed above.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9 million to $874 million in 2024 from $865 million in 2023. This increase was mainly due to higher professional consulting, selling and technology related expenses, which was partially offset by lower employee benefit costs.
Amortization of Intangibles. Amortization expense remained relatively consistent at $117 million in 2024 as compared to $122 million in 2023.
Impairment of Goodwill and Long-Lived Assets. The 2023 impairment of $475 million comprised of Westlake Epoxy goodwill impairment of $128 million and long-lived asset impairment of $347 million related to our base epoxy resin business in the Netherlands was recognized within the Performance and Infrastructure Materials segment. No similar impairment charge was recognized in 2024.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs increased by $63 million to $91 million in 2024 from $28 million in 2023. The 2024 costs primarily related to mothballing of the Units and consisted of expenses for environmental remediation and other plant mothballing expenses of approximately $71 million and employee severance and separation expenses of approximately $4 million. The restructuring and integration costs in 2023 were primarily related to plant closures resulting from the Company's manufacturing footprint optimization efforts.

Interest Expense. Interest expense decreased by $6 million to $159 million in 2024 from $165 million in 2023, primarily due to the redemption of 0.875% senior notes of $300 million and capitalization of interest on capital projects.
Other Income, Net. Other income, net of $222 million in 2024 was higher than other income, net of $136 million in 2023, substantially due to a higher average cash and cash equivalents balance and higher interest rates in 2024, as compared to 2023, resulting in higher interest income.
Income Taxes. The effective income tax rate was 31% in 2024, which was higher than the 25% effective income tax rate in 2023. The effective income tax rate in 2024 was higher as compared to 2023, primarily due to the revaluation of state deferred tax assets and deferred tax liabilities for the change in corporate state income tax and apportionment rates as a result of the Louisiana tax law change, as discussed earlier under Recent Developments.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $511 million, or 6%, to $7,825 million in 2024 from $8,336 million in 2023. Average sales prices for the Performance and Essential Materials segment decreased by 12% in 2024 as compared to 2023. Lower Performance Materials sales prices were primarily due to lower PVC resin and epoxy resin sales prices. Lower Essential Materials sales prices were primarily due to lower caustic soda and chlorine sales prices resulting from weak global industrial and manufacturing activity. Sales volumes for the Performance and Essential Materials segment increased by 5% in 2024 as compared to 2023, primarily due to higher PVC resin, polyethylene, epoxy resin, caustic soda and chlorine sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment increased by $70 million to $129 million in 2024 from $59 million in 2023. The results for the twelve months ended December 31, 2023 were negatively impacted by a non-cash impairment charge of $475 million related to Westlake Epoxy goodwill and long-lived assets of our epoxy base resin business in the Netherlands, and a litigation charge of approximately $150 million related to a final settlement to fully resolve lawsuits involving certain liability claims, both of which were recorded in the fourth quarter of 2023. Excluding the impact of these charges in 2023, the income from operations was lower for the twelve months ended December 31, 2024 as compared to the twelve months ended December 31, 2023, primarily due to lower sales prices for most of our major products in this segment, particularly PVC resin, caustic soda, chlorine and epoxy resin. These decreases were partially offset by higher sales volumes for PVC resin, polyethylene, caustic soda and chlorine and lower natural gas and feedstock costs. The 2024 results were also impacted by an unplanned outage at the LACC joint venture ethylene production plant during the third quarter of 2024, resulting in lower operating rates and higher maintenance costs.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment increased by $105 million, or 2%, to $4,317 million in 2024 from $4,212 million in 2023. Housing Products net sales of $3,644 million increased by $150 million as compared to 2023. Infrastructure Products net sales of $673 million decreased by $45 million as compared to 2023. Sales volumes for the Housing and Infrastructure Products segment increased by 8% in 2024, as compared to 2023 primarily due to higher sales of pipe and fittings and siding and trim. Average sales prices for the Housing and Infrastructure Products segment decreased by 6% in 2024 as compared to 2023, primarily due to lower sales prices for most of our products in this segment, primarily resulting from the competitive commercial environment.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment increased by $97 million to $807 million in 2024 from $710 million in 2023. The increase in income from operations was primarily due to higher sales volumes for pipe and fittings and siding and trim and lower raw material and energy costs. These increases were partially offset by lower sales prices for most of our products in this segment in the twelve months ended December 31, 2024 as compared to the twelve months ended December 31, 2023.

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
Cash Flows
Operating Activities
Operating activities provided cash of $1,314 million in 2024 as compared to cash provided by operating activities of $2,336 million in 2023. The $1,022 million decrease in cash flow from operating activities was mainly due to unfavorable changes in working capital and lower prices for most of our products resulting in lower operating income. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $278 million in 2024, as compared to $600 million of cash provided in 2023, an unfavorable change of $878 million. The unfavorable changes in 2024 were substantially driven by the higher inventory at the end of 2024, as compared to 2023 and cash outflows in 2024 related to the 2023 litigation accrual.

Operating activities provided cash of $2,336 million in 2023 as compared to cash provided by operating activities of $3,395 million in 2022. The $1,059 million decrease in cash flows from operating activities was mainly due to lower prices and demand for most of our products, partially offset by favorable changes in working capital. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, provided cash of $600 million in 2023, as compared to $174 million of cash provided in 2022, a favorable change of $426 million. The favorable changes in 2023 were substantially due to lower inventory costs driven by lower feedstock and fuel costs, as compared to 2022.
Investing Activities
Net cash used for investing activities during 2024 was $1,001 million as compared to net cash used of $1,037 million in 2023. The decrease in investing activities during 2024 was primarily because of the lower capital expenditures in 2024 as compared to 2023. Capital expenditures were $1,008 million during 2024 as compared to $1,034 million during 2023. Capital expenditures in 2024 were primarily related to projects to increase production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.
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
Financing Activities
Net cash used by financing activities during 2024 was $650 million as compared to net cash used by financing activities of $245 million in 2023. The increase in cash used for financing activities during 2024 as compared to 2023 was primarily due to the redemption of $300 million aggregate principal amount of the 0.875% Senior Notes due 2024. Other financing activities during 2024 were primarily related to the $264 million payment of cash dividends, the $49 million payment of cash distributions to noncontrolling interests, repurchases of shares of our common stock for an aggregate purchase price of $60 million and inflows of $13 million from the exercise of stock options.
Net cash used by financing activities during 2023 was $245 million as compared to net cash used of $587 million in 2022. The financing activities during 2023 were primarily related to the $221 million payment of cash dividends, the $54 million payment of cash distributions to noncontrolling interests, repurchases of shares of our common stock for an aggregate purchase price of $23 million and inflows of $44 million from the exercise of stock options. Financing activities during 2022 were primarily related to the redemption of $250 million aggregate principal amount of the 3.60% 2022 Senior Notes, the $169 million payment of cash dividends, the $60 million payment of cash distributions to noncontrolling interests and repurchases of our common stock for an aggregate purchase price of $101 million.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. During the year ended December 31, 2024, 480,081 shares of our common stock were repurchased for an aggregate purchase price of $60 million under the 2014 Program. As of December 31, 2024, we had repurchased 9,202,631 shares of our common stock for an aggregate purchase price of approximately $634 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program in 2024, 2023 or 2022.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures and turnaround activities. We commenced the next planned maintenance turnaround at our Petro 1 ethylene facility in the first quarter of 2025. Funding of any potential large expansions such as our recent acquisitions or potential future acquisitions or the redemption of debt may likely necessitate, and therefore depend on our ability to obtain, additional financing in the future. We may not be able to access additional liquidity at favorable interest rates due to volatility of the commercial credit markets.
Cash and Cash Equivalents
As of December 31, 2024, our cash and cash equivalents totaled $2,919 million.
In addition to our cash and cash equivalents, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of December 31, 2024, the carrying value of our indebtedness totaled $4,562 million. See Note 10 to the consolidated financial statements appearing elsewhere in this Form 10-K for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 10 to the consolidated financial statements included in Item 8 of this Form 10-K.
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

Our long-term debt consisted of the following as of December 31, 2024:

	Principal Amount (in millions)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	August 2016	August 2026	May 15, 2026	(1) (4)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(6)
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	727	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(5)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (4)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	7	March 2021	March 2026		(7)
Total long-term debt	$4,645
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
(6)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at December 31, 2024 was 3.35%.
(7)    The 2026 Term Loan has a 5-year maturity and includes a government rate subsidy. The interest rate on the 2026 Term Loan as of December 31, 2024 was 1.08%.
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
As of December 31, 2024, we were in compliance with all of our long-term debt covenants.
Redemption of 0.875% senior notes due 2024
On August 15, 2024, the Company redeemed $300 million aggregate principal amount of its outstanding 0.875% senior notes due August 15, 2024 at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest thereon.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2024, we were in compliance with the total leverage ratio financial maintenance covenant.
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

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of December 31, 2024, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of December 31, 2024, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated from the financial statements upon consolidation.
Contractual and Other Obligations
The Company's material cash requirements for contractual and other obligations in the near term (next 12 months) and the long term period (2026 and thereafter) include long-term debt, interest payments, operating leases, pension benefits funding, post-retirement healthcare benefits, purchase obligations, asset retirement obligations and letters of credit.
Debt Obligations and Interest Payments. As of December 31, 2024, we had $6 million debt obligations due within the near term, and debt obligations of $4,639 million due over the long-term period. At December 31, 2024, long-term debt related interest expense of $156 million was due within the near term, and related interest expense of $2,543 million was due over the long-term period. Maturities of our debt consist of $6 million in 2025, $751 million in 2026, $11 million in 2027 and $727 million in 2029. There are no other scheduled maturities of debt in 2025 through 2029. See Note 10, "Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information on our debt obligations and the expected timing of future principal and interest payments.
Operating Leases. As of December 31, 2024, there was $158 million in operating lease obligations due within the near term, and $881 million due over the long-term period. See Note 6, "Leases," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further detail of our obligations and the timing of expected future payments.
Pension Benefits Funding and Post-retirement Healthcare Benefits. Pension benefits funding obligations due within the near term were $10 million while post-retirement healthcare benefit payment obligations due within the near term were $7 million as of December 31, 2024. As of December 31, 2024, we had $125 million and $49 million of pension benefit funding and post-retirement healthcare benefit obligations due over the long-term period, respectively. The estimate of the timing of future payments under our defined benefit pension plans which cover certain eligible employees in the United States and non-U.S. countries and our post-retirement healthcare benefits to the employees of certain subsidiaries who meet certain minimum age and service requirements involves the use of certain assumptions, including retirement ages and payout periods. See Note 13, "Employee Benefits," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information on our obligations and the timing of expected future payments.

Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including commitments to purchase various feedstock, utilities, nitrogen, oxygen, product storage, pipeline usage and logistic support, in each case in the ordinary course of our business, as well as various purchase commitments for our capital projects. As of December 31, 2024, we had $2,592 million of enforceable and legally binding purchase commitments due within the near term, and $5,509 million due over the long-term period.
Asset Retirement Obligations. As of December 31, 2024, we had $38 million asset retirement obligations due within the near term, and $34 million due over the long-term period. Asset retirement obligations includes the estimated costs and timing of payments to satisfy our recognized asset retirement obligations. We recognize asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Initially, the asset retirement obligation is recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. See Note 1, "Description of Business and Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further detail of our asset retirement obligations.
Letters of Credit. As of December 31, 2024, we had $45 million standby letters of credit, made in the ordinary course of business, maturing within the near term, and no standby letters of credit maturing over the long-term period. We had no letters of credit outstanding under our Credit Agreement.
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

Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets and goodwill and to record marketable securities and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. In addition, we record all pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Note 15 to the consolidated financial statements appearing elsewhere in this Form 10-K for more information.
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
During the fourth quarter of 2023, the Westlake Epoxy business's sales volumes and prices, specifically base epoxy resins in Europe, continued to deteriorate. These lower sales volumes and prices were primarily driven by record exports out of Asia into Europe and North America. In addition, Westlake Epoxy operations in Europe have experienced sustained high energy and power costs. These factors negatively impacted Westlake Epoxy financial results during 2023. The Company identified these developments, along with management's outlook for the Westlake Epoxy business over the foreseeable future, as impairment indicators during the fourth quarter of 2023. Recoverability tests were performed for each of Westlake Epoxy's asset groups to compare the carrying amounts of assets to the net undiscounted cash flow projections of the asset group generated from its use and eventual disposition. The undiscounted cash flow projections were based on historical results, estimates made by management of future market conditions, current and future strategic and operational plans and future financial performance projected through the remaining useful life of the primary asset in the asset group. Based on the recoverability tests, we determined that the carrying amount of the primary assets of Westlake Epoxy's Netherlands asset group is not recoverable, and as such, an impairment loss was recorded in fourth quarter of 2023 to reduce the carrying amount of the asset group to its fair value. See Note 5 in the notes to the consolidated financial statements for further details.
The estimated useful lives of long-lived assets range from one to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $1,114 million, $1,097 million and $1,056 million in 2024, 2023 and 2022, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $114 million, $179 million and $178 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, deferred turnaround costs, net of accumulated amortization, totaled $352 million. Amortization in 2024, 2023 and 2022 of deferred turnaround costs was $153 million, $137 million and $80 million, respectively. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations. We commenced the next planned maintenance turnaround at our Petro 1 ethylene facility in the first quarter of 2025.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 7 to the consolidated financial statements appearing elsewhere in this Form 10-K.

Goodwill. At December 31, 2024, our recorded goodwill was $2,031 million. Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount, and otherwise at least annually. We perform our annual impairment assessment for both the Performance and Essential Materials and Housing and Infrastructure Products reporting units in the fourth quarter each year. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period.
We performed the quantitative assessment for each of our reporting units within both of our segments during the fourth quarter of 2024. The quantitative analysis compares a reporting unit's fair value to its carrying amount to determine whether goodwill is impaired. The fair values of the reporting units are calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections are based on a forecast to reflect the cyclicality of the business. The forecast is based on historical results, estimates by management of future market conditions, current and future strategic and operational plans and future financial performance. Significant assumptions used in the discounted cash flow projection include projected sales volumes based on production capacities, future sales prices, EBITDA margin, inclusive of feedstock, energy and power costs and capital expenditures. The future cash flows are discounted to present value using an applicable discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Based on the quantitative tests performed during the fourth quarter of 2024, the fair value of each of the reporting units with goodwill were substantially in excess of the carrying amounts. See Note 7 in the notes to the consolidated financial statements for further details. For all reporting units with goodwill, even if the fair values of the reporting units decreased by 10% from the fair values determined for the quantitative tests, the carrying amounts of the reporting units would not have exceeded their fair values. See Item 1A, "Risk Factors—If our goodwill or other long-lived assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant."
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
Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. One of the more significant assumptions relates to the discount rate for measuring benefit obligations. At December 31, 2024, the projected pension benefit obligations for U.S. and non-U.S. plans were calculated using assumed weighted average discount rates of 5.5% and 3.5%, respectively. The discount rates were determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. As a result of the funding relief provided by the enactment of the Bipartisan Budget Act of 2015, no minimum funding requirements are expected during 2025 for the U.S. pension plans. Additional information on the 2025 funding requirements and key assumptions underlying these benefit costs appear in Note 13 to the consolidated financial statements appearing elsewhere in this Form 10-K.
The following table reflects the sensitivity of the benefit obligation of our pension plans to changes in the actuarial assumptions:

	2024
	U.S. Plans	Non-U.S. Plans

	(In millions of dollars)
Projected benefit obligation, end of year	$464	$554
Discount rate increases by 100 basis points	(36)	(72)
Discount rate decreases by 100 basis points	42	90

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
Income Taxes. We utilize the balance sheet method of accounting for deferred income taxes. Under this method, deferred tax assets or liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be realized. Additional information on income taxes appears in Note 16 to the consolidated financial statements appearing elsewhere in this Form 10-K.
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 21 to the consolidated financial statements appearing elsewhere in this Form 10-K.
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps, futures, forwards and options) in certain instances to reduce price volatility risk on feedstocks and products.
Based on our open derivative positions at December 31, 2024, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on our income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2024, we had $4,627 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $46 million. Also, at December 31, 2024, we had $18 million principal amount of variable rate debt outstanding, which represents the 2026 term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $18 million as of December 31, 2024 was 2.46%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at December 31, 2024.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at December 31, 2024. The arrangement is scheduled to settle in 2026.
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
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2024 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Westlake Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westlake Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment—North American Chlorovinyls Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company's goodwill balance was $2,031 million as of December 31, 2024, of which a portion relates to the North American Chlorovinyls reporting unit. Management tests goodwill for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount. The fair values of the reporting units, including the North American Chlorovinyls reporting unit, were determined using both a discounted cash flow methodology and a market value methodology. Significant assumptions used in the discounted cash flow projection include projected sales volumes based on production capacities, future sales prices, net income before interest expense, income taxes, depreciation and amortization ("EBITDA") margin, inclusive of feedstock, energy and power costs, capital expenditures and the discount rate. Significant assumptions used in determining the fair value of the reporting units using the market value methodology included the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the North American Chlorovinyls reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to future sales prices and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of the North American Chlorovinyls reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow and market value methodologies used by management; (iii) testing the completeness and accuracy of underlying data used in the methodologies; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future sales prices and discount rate. Evaluating management's assumptions related to future sales prices involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and market value methodologies and (ii) the reasonableness of the discount rate assumption.

/s/PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2025

We have served as the Company's auditor since 1986, which includes periods before the Company became subject to SEC reporting requirements.

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,919	$3,304
Accounts receivable, net	1,483	1,601
Inventories	1,697	1,622
Prepaid expenses and other current assets	115	82
Total current assets	6,214	6,609
Property, plant and equipment, net	8,633	8,519
Operating lease right-of-use assets	801	697
Goodwill	2,031	2,041
Customer relationships, net	820	910
Other intangible assets, net	462	493
Equity method investments	1,081	1,115
Other assets, net	708	651
Total assets	$20,750	$21,035
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$851	$877
Accrued and other liabilities	1,362	1,614
Current portion of long-term debt, net	6	299
Total current liabilities	2,219	2,790
Long-term debt, net	4,556	4,607
Deferred income taxes	1,553	1,560
Pension and other post-retirement benefits	304	363
Operating lease liabilities	713	611
Other liabilities	362	340
Total liabilities	9,707	10,271
Commitments and contingencies (Note 21)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at December 31, 2024 and 2023, respectively	1	1
Common stock, held in treasury, at cost; 6,424,366 and 6,439,289 shares at December 31, 2024 and 2023, respectively	(467)	(435)
Additional paid-in capital	656	630
Retained earnings	10,481	10,143
Accumulated other comprehensive loss	(144)	(98)
Total Westlake Corporation stockholders' equity	10,527	10,241
Noncontrolling interests	516	523
Total equity	11,043	10,764
Total liabilities and equity	$20,750	$21,035
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022

	(in millions of dollars, except per share data and share amounts)
Net sales	$12,142	$12,548	$15,794
Cost of sales	10,185	10,329	11,721
Gross profit	1,957	2,219	4,073
Selling, general and administrative expenses	874	865	835
Impairment of goodwill and long-lived assets	—	475	—
Amortization of intangibles	117	122	155
Restructuring, transaction and integration-related costs	91	28	33
Income from operations	875	729	3,050
Other income (expense)
Interest expense	(159)	(165)	(177)
Other income, net	222	136	73
Income before income taxes	938	700	2,946
Provision for income taxes	291	178	649
Net income	647	522	2,297
Net income attributable to noncontrolling interests	45	43	50
Net income attributable to Westlake Corporation	$602	$479	$2,247
Earnings per common share attributable to Westlake Corporation:
Basic	$4.66	$3.73	$17.46
Diluted	$4.64	$3.70	$17.34
Weighted average common shares outstanding:
Basic	128,535,226	127,806,317	127,970,445
Diluted	129,206,922	128,598,441	128,845,562
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022

	(in millions of dollars)
Net income	$647	$522	$2,297
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits
Pension and other post-retirement benefits reserves adjustment	59	(40)	29
Income tax benefit (provision) on pension and other post-retirement benefits	(9)	(8)	3
Foreign currency translation adjustments
Foreign currency translation	(86)	32	(78)
Income tax benefit (provision) on foreign currency translation	(13)	7	(12)
Other comprehensive loss, net of income taxes	(49)	(9)	(58)
Comprehensive income	598	513	2,239
Comprehensive income attributable to noncontrolling interests, net of tax of $2, $3 and $3 for 2024, 2023 and 2022, respectively	42	43	45
Comprehensive income attributable to Westlake Corporation	$556	$470	$2,194
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2021	134,651,380	$1	6,735,639	$(399)	$581	$7,808	$(36)	$573	$8,528
Net income	—	—	—	—	—	2,247	—	50	2,297
Other comprehensive loss	—	—	—	—	—	—	(53)	(5)	(58)
Common stock repurchased	—	—	1,079,736	(102)	—	—	—	—	(102)
Shares issued—stock-based compensation	—	—	(536,724)	34	(16)	—	—	—	18
Stock-based compensation	—	—	—	—	35	—	—	—	35
Dividends declared	—	—	—	—	—	(169)	—	—	(169)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(60)	(60)
Noncontrolling interests	—	—	—	—	1	(1)	—	(24)	(24)
Balances at December 31, 2022	134,651,380	$1	7,278,651	$(467)	$601	$9,885	$(89)	$534	$10,465
Net income	—	—	—	—	—	479	—	43	522
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)
Common stock repurchased	—	—	211,294	(23)	—	—	—	—	(23)
Shares issued—stock-based compensation	—	—	(1,050,656)	55	(11)	—	—	—	44
Stock-based compensation	—	—	—	—	40	—	—	—	40
Dividends declared	—	—	—	—	—	(221)	—	—	(221)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Balances at December 31, 2023	134,651,380	$1	6,439,289	$(435)	$630	$10,143	$(98)	$523	$10,764
Net income	—	—	—	—	—	602	—	45	647
Other comprehensive loss	—	—	—	—	—	—	(46)	(3)	(49)
Common stock repurchased	—	—	480,081	(60)	—	—	—	—	(60)
Shares issued—stock-based compensation	—	—	(495,004)	28	(15)	—	—	—	13
Stock-based compensation	—	—	—	—	41	—	—	—	41
Dividends declared	—	—	—	—	—	(264)	—	—	(264)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Balances at December 31, 2024	134,651,380	$1	6,424,366	$(467)	$656	$10,481	$(144)	$516	$11,043
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(in millions of dollars)
Cash flows from operating activities
Net income	$647	$522	$2,297
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,114	1,097	1,056
Stock-based compensation expense	41	43	36
Loss from disposition and write-off of property, plant and equipment	43	45	46
Impairment of goodwill and long-lived assets	—	475	—
Deferred income taxes	(35)	(175)	(21)
Other (gains) losses, net	(27)	(3)	5
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	87	225	325
Inventories	(97)	250	(140)
Prepaid expenses and other current assets	(35)	(19)	5
Accounts payable	(20)	(26)	(153)
Accrued and other liabilities	(213)	170	137
Other, net	(191)	(268)	(198)
Net cash provided by operating activities	1,314	2,336	3,395
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(1,203)
Additions to investments in unconsolidated subsidiaries	(26)	(25)	(180)
Additions to property, plant and equipment	(1,008)	(1,034)	(1,108)
Other, net	33	22	12
Net cash used for investing activities	(1,001)	(1,037)	(2,479)
Cash flows from financing activities
Distributions to noncontrolling interests	(49)	(54)	(60)
Dividends paid	(264)	(221)	(169)
Proceeds from exercise of stock options	13	44	18
Repayment of senior notes	(300)	—	(250)
Repurchase of common stock for treasury	(60)	(23)	(101)
Other, net	10	9	(25)
Net cash used for financing activities	(650)	(245)	(587)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(47)	19	(24)
Net increase (decrease) in cash, cash equivalents and restricted cash	(384)	1,073	305
Cash, cash equivalents and restricted cash at beginning of the year	3,319	2,246	1,941
Cash, cash equivalents and restricted cash at end of the year	$2,935	$3,319	$2,246
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, except share amounts and per share data)

1. Description of Business and Significant Accounting Policies
Description of Business
Westlake Corporation (the "Company") operates as an integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. These products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive products, healthcare products, water treatment, coatings as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses throughout North America, Europe and Asia. The industries in which the Company operates are subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to customers.
Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Westlake Partners' assets consist of a limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. OpCo's assets include two ethylene production facilities at the Company's Lake Charles, Louisiana site, one ethylene production facility at the Company's Calvert City, Kentucky site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Company's Longview, Texas site. As of December 31, 2024, the Company held a 77.2% limited partner interest in OpCo and a controlling interest in Westlake Partners. The operations of Westlake Partners are consolidated in the Company's financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were immaterial as of December 31, 2024. All intercompany transactions and balances are eliminated in consolidation.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $13, $8 and $4 for the years ended December 31, 2024, 2023 and 2022, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposition or retirement of fixed assets are reflected in the consolidated statement of operations when the assets are sold or retired.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Impairment of Goodwill
Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount. The Company performed its annual goodwill impairment tests for each of the reporting units within the Performance and Essential Materials and Housing and Infrastructure Products segments in the fourth quarter of 2024, and the impairment tests did not indicate that the recorded goodwill was impaired. See Note 7 for more information on the Company's annual goodwill impairment tests.
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
The Company accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which typically range from three to eight years. Deferred turnaround costs are presented as a component of other assets, net. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rate as of the end of the year. Statement of operations items are translated at the average exchange rate for each month of the year. The resulting translation adjustment is recorded as a separate component of stockholders' equity.
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
The Company generally invoices customers and recognizes revenue and accounts receivable upon transferring control of inventories. In limited circumstances, the Company transfers control of inventories shortly before it has an unconditional right to receive consideration, resulting in recognition of contract assets. The Company also receives advance payments from certain customers, resulting in recognition of contract liabilities. Contract assets and liabilities are generally settled within the period and are not material to the consolidated balance sheets. The Company expenses sales commissions when incurred. These costs are recorded within selling, general and administrative expenses. Aside from the amounts disclosed within Note 8, the Company does not disclose the value of unsatisfied performance obligations because its contracts with customers (1) have an original expected duration of one year or less or (2) have only variable consideration that is calculated based on market prices at specified dates and is allocated to wholly unsatisfied performance obligations.
Revenue from Contracts with Customers ("ASC 606") requires disclosure of disaggregated revenue into categories that depict the nature of how the Company's revenue and cash flows are affected by economic factors. The Company discloses revenues by business and segment in Note 22.
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
The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. As of December 31, 2024, the Company had $39 and $42 of asset retirement obligations recorded as accrued and other liabilities and other liabilities, respectively. As of December 31, 2023, the Company had $3 asset retirement obligations recorded as accrued and other liabilities and had $37 of asset retirement obligations recorded as other liabilities.
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
Environmental and Legal Obligations
Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefits. Remediation and legal liabilities are recognized when the costs are considered probable and can be reasonably estimated. Measurement of environmental liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Environmental liabilities in connection with properties that are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved. Recognition of any joint and several liabilities is based upon the Company's best estimate of its final pro rata share of the liability.
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
The warranty liabilities activity for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance, January 1,	$69	$58	$55
Estimated fair value of warranty liability assumed in acquisition	—	—	1
Warranty provisions	19	24	15
Warranty claims paid	(15)	(13)	(13)
Ending balance, December 31,	$73	$69	$58
Recently Issued Accounting Pronouncements
Disaggregation of Income Statement Expenses (ASU 2024-03)
In November 2024, the FASB issued an accounting standards update to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments require that an entity disclose detailed amounts for inventory purchases, employee compensation, depreciation, amortization of intangible assets, and depletion expenses, categorizing them under appropriate income statement captions. Additionally, they should provide a qualitative description for amounts not disaggregated and disclose total selling expenses along with their definition in annual reports. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and are to be applied on a prospective basis. Retrospective application is also permitted. The Company is currently evaluating the impact of the update on the Company's financial statements.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No.2023-09)
In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update No. 2023-09 to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of this standard on the disclosures in the Company's financial statements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Recently Adopted Accounting Standards
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued accounting standards update No. 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted this accounting standards update effective for the annual 2024 financial statements, and the adoption resulted in additional segment disclosures (see Note 22) and will result in additional segment disclosures in the Company's interim period financial statements thereafter.
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
2. Financial Instruments
Cash Equivalents
The Company had $1,009 and $360 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2024 and December 31, 2023, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $16 and $15 at December 31, 2024 and 2023, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
3. Accounts Receivable
Accounts receivable consist of the following at December 31:

	2024	2023
Trade customers	$1,339	$1,413
Related parties	3	7
Allowance for credit losses	(27)	(27)
	1,315	1,393
Federal and state taxes	68	65
Other	100	143
Accounts receivable, net	$1,483	$1,601

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
4. Inventories
Inventories consist of the following at December 31:

	2024	2023
Finished products	$1,047	$989
Feedstock, additives, chemicals and other raw materials	395	401
Materials and supplies	255	232
Inventories	$1,697	$1,622
5. Property, Plant and Equipment
Property, plant and equipment consist of the following at December 31:

	2024	2023
Land	$306	$304
Buildings and improvements	1,011	951
Plant and equipment	11,192	10,771
Other	891	803
	13,400	12,829
Less: Accumulated depreciation	5,848	5,240
	7,552	7,589
Construction in progress	1,081	930
Property, plant and equipment, net	$8,633	$8,519
Depreciation expense on property, plant and equipment of $759, $763 and $762 is included primarily in cost of sales in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.
Westlake Epoxy
During the fourth quarter of 2023, the Westlake Epoxy business's sales volumes and prices, specifically base epoxy resins in Europe, continued to deteriorate primarily driven by record exports out of Asia into Europe and North America and sustained high energy and power costs in Europe. The Company identified these developments, along with management's outlook for the Westlake Epoxy business over the foreseeable future, as impairment indicators during the fourth quarter of 2023. The Company performed a quantitative impairment analysis of Westlake Epoxy's long-lived assets along with the annual goodwill impairment assessment during the fourth quarter of 2023.
Long-Lived Assets Impairment in 2023
Recoverability tests were performed for each of Westlake Epoxy's asset groups in 2023 to compare the carrying amounts to the net undiscounted cash flow projections of the respective asset groups. Based on the recoverability tests performed, the Company determined that the carrying amount of the primary assets of the Westlake Epoxy Netherlands asset group was not recoverable. The fair value of the asset group was calculated using a discounted cash flow methodology and a non-cash impairment charge of $347, related to the Company's base epoxy resin business in the Netherlands, was recognized within the Performance and Essential Materials segment to reduce the carrying amount of the asset group to its fair value. The long-lived assets impairment in 2023 within the Westlake Epoxy Netherlands asset group consists of non-cash charges of $256 in property, plant and equipment, $32 in operating lease right-of-use assets, $6 in customer relationships, $43 in other intangible assets, and $10 in other assets. The long-lived assets impairment charge was reported in impairment of goodwill and long-lived assets on the 2023 consolidated statements of operations.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
6. Leases
Lease-related asset and liability balances consist of the following at December 31:

	2024	2023
Operating Leases
Right-of-use assets	$801	$697

Accrued and other liabilities	$128	$124
Operating lease liabilities	713	611
Total operating lease liabilities	$841	$735

Weighted Average Remaining Term (in years)	9	9
Weighted Average Lease Discount Rate	4.2%	3.8%
The Company's operating lease cost is comprised of payments related to operating leases recorded in the consolidated balance sheet and short-term rental payments for leases that are not recorded in the consolidated balance sheet. Variable operating lease cost was not material to the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022. The components of operating lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost (1)	$162	$142	$139
Short-term lease cost	131	121	101
Total operating lease cost	$293	$263	$240
_____________________________
(1)Includes fixed lease payments for operating leases recorded in the consolidated balance sheet.
Maturities of lease liabilities were as follows at December 31, 2024:

Operating Leases
2025	$158
2026	143
2027	130
2028	116
2029	97
Thereafter	395
Total lease payments	1,039
Less: imputed interest	(198)
Present value of lease liabilities	$841
Related Party Leases
The Company leases certain assets under operating leases with related parties. Right-of-use assets and the associated operating lease liabilities for related party operating leases were approximately $47 and $26 as of December 31, 2024 and December 31, 2023, respectively. The Company recognized operating lease cost for fixed lease payments to related parties of $6 and $5 for the years ended December 31, 2024 and 2023, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
7. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes gross carrying amounts and changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023.

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balance at December 31, 2022	$1,020	$1,141	$2,161
Measurement period adjustment	4	1	5
Impairment of goodwill	(128)	—	(128)
Effects of changes in foreign exchange rates	1	2	3
Balance at December 31, 2023	897	1,144	2,041
Effects of changes in foreign exchange rates	(4)	(6)	(10)
Balance at December 31, 2024	$893	$1,138	$2,031
Goodwill Impairment
The Company performed a quantitative assessment for the purposes of its 2024 annual goodwill impairment analysis for each of the reporting units within the Performance and Essential Materials and the Housing and Infrastructure Products segments during the fourth quarter of 2024. The fair values of the reporting units, including the North American Chlorovinyls reporting unit, were determined using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a long-term forecast to reflect the cyclicality of the business. The forecast is based on historical results, estimates by management of future market conditions, current and future strategic and operational plans and future financial performance. Significant assumptions used in the discounted cash flow projection include projected sales volumes based on production capacities, future sales prices, net income before interest expense, income taxes, depreciation and amortization (EBITDA) margin, inclusive of feedstock, energy and power costs and capital expenditures. The future cash flows were discounted to present value using a discount rate ranging from 8.5% to 10.5%. The significant assumptions used in determining the fair value of the reporting units using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Based on the quantitative tests performed during the fourth quarter of 2024, the Company determined that the fair value of each of the reporting units with goodwill were substantially in excess of the carrying amounts.
The Company performed a quantitative assessment for the purposes of its 2023 annual goodwill impairment analysis for each of the reporting units within the Performance and Essential Materials and the Housing and Infrastructure Products segments during the fourth quarter of 2023. The fair values of the reporting units were determined using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a long-term forecast to reflect the cyclicality of the business. The forecast was based on historical results, estimates by management of future market conditions, current and future strategic and operational plans and future financial performance. Significant assumptions used in the discounted cash flow projection include projected sales volumes based on production capacities, future sales prices, feedstock, energy and power costs and capital expenditures to maintain safe and reliable plant operations. The future cash flows were discounted to present value using a discount rate ranging from 10.0% to 12.0%. The significant assumptions used in determining the fair value of the reporting units using the market value methodology include the determination of appropriate market comparables and the estimated multiples of net income before interest expense, income taxes, depreciation and amortization a willing buyer is likely to pay. Based on the quantitative tests performed during the fourth quarter of 2023, the Company determined that the fair value of the Westlake Epoxy reporting unit did not exceed its carrying amount, and as such, a goodwill impairment charge of $128 was recognized within the Performance and Essential Materials segment. The goodwill impairment charge was reported in impairment of goodwill and long-lived assets on the 2023 consolidated statements of operations.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Intangible Assets
Intangible assets consist of the following at December 31:

	2024			2023			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$1,570	$(750)	$820	$1,586	$(676)	$910	15
Other intangible assets:
Licenses and intellectual property	260	(138)	122	264	(136)	128	15
Trade name	381	(120)	261	385	(104)	281	18
Other	106	(27)	79	112	(28)	84	18
Total other intangible assets	$747	$(285)	$462	$761	$(268)	$493
Scheduled amortization of intangible assets for the next five years is as follows: $138, $105, $104, $102 and $93 in 2025, 2026, 2027, 2028 and 2029, respectively.
8. Equity Method Investments
LACC, LLC Joint Venture
In 2015, Eagle US 2 LLC ("Eagle"), a wholly-owned subsidiary of the Company, and Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte"), formed a joint venture, LACC, LLC ("LACC"), to design, build and operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. Pursuant to a contribution and subscription agreement between Eagle and LACC, Eagle contributed $225 to LACC to fund construction costs of the ethylene plant, representing approximately 12% of the membership interests in LACC. On November 12, 2019, the Company, through Eagle, completed the acquisition of an additional 34.8% of the membership interests in LACC from Lotte for approximately $817. On March 15, 2022, the Company acquired an additional 3.2% of the membership interests in LACC from Lotte for $89. As of December 31, 2024, the Company owned an aggregate 50% membership interest in LACC. As of December 31, 2024, the Company's investment exceeded the underlying equity in net assets by approximately $200 which was assigned to goodwill and not amortized.
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
The Company's ethylene offtake from LACC was approximately 614 million and 935 million pounds during the years ended December 31, 2024 and 2023, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Changes in the Company's investment in LACC for the years ended December 31, 2024 and 2023 were as follows:

Investment in LACC
Balance at December 31, 2022	$1,075
Cash contributions	21
Depreciation and amortization	(49)
Balance at December 31, 2023	1,047
Cash contributions	22
Depreciation and amortization	(51)
Balance at December 31, 2024	$1,018
Services Provided to LACC and Lotte
The Company provides certain utilities and other services to LACC and Lotte. Pursuant to a construction and reimbursement agreement, LACC and Lotte agreed to reimburse the Company for construction costs over a 6.5-year period beginning in 2020. In addition to the reimbursements for construction costs, the Company charges LACC and Lotte certain fixed fees under an operating, maintenance and logistics agreement. The Company accounts for the reimbursement of construction costs and the fixed fees as components of the total transaction price and recognizes it ratably in net sales over approximately 25 years. The remaining performance obligations at December 31, 2024, representing these fixed components of the transaction price, totaled $49 and $69 from LACC and Lotte, respectively. The associated contract liabilities recorded from LACC and Lotte totaled $27 and $35 as of December 31, 2024, respectively, and $23 and $29 as of December 31, 2023, respectively. In addition to the reimbursements for construction costs and other fixed fees, the Company charges LACC and Lotte certain variable fees.
Other Equity Method Investments
In addition to LACC, the Company has other equity method investments amounting to $63 and $68 as of December 31, 2024 and 2023, respectively. See Note 19 for more detailed information.
9. Accounts Payable
Accounts payable consist of the following at December 31:

	2024	2023
Accounts payable—third parties	$806	$849
Accounts payable to related parties	16	15
Notes payable	29	13
Accounts payable	$851	$877

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
10. Long-Term Debt
Long-term debt consist of the following at December 31:

	December 31, 2024	December 31, 2023
0.875% senior notes due 2024 (the "0.875% 2024 Senior Notes")	$—	$300
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	750	750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	727	773
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	300
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	250
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	350
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	700
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	500
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	600
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	450
Term loans due 2026	7	13
Long-term debt, principal amount	4,645	4,997
Less:
Unamortized discount and debt issuance costs	83	91
Long-term debt, carrying value	4,562	4,906
Less:
Current portion of long-term debt	6	299
Long-term debt, carrying value, net of current portion	$4,556	$4,607
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2024, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of December 31, 2024, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.
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
Revenue Bonds
In December 1997, the Company entered into a loan agreement with a public trust established for public purposes for the benefit of the Parish of Calcasieu, Louisiana. The public trust issued $11 principal amount of tax-exempt waste disposal revenue bonds in order to finance the Company's construction of waste disposal facilities for an ethylene plant. The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. The interest rate on the waste disposal revenue bonds at December 31, 2024 and 2023 was 3.35% and 4.30%, respectively.
1.625% Senior Notes due 2029
On July 17, 2019, the Company completed the registered public offering of €700 million aggregate principal amount of the 1.625% 2029 Senior Notes. The Company received approximately $779 of net proceeds from the offering. The 1.625% 2029 Senior Notes accrue interest from July 17, 2019 at a rate of 1.625% per annum, payable annually in arrears on July 17 of each year, beginning July 17, 2020. The Company may optionally redeem the 1.625% 2029 Senior Notes in accordance with the terms of the 1.625% 2029 Senior Notes. The Company designated this euro-denominated debt as a non-derivative net investment hedge of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
2026 Term Loans
In March 2021, Taiwan Chlorine Industries, Ltd., the Company's 60%-owned joint venture, entered into five-year loan agreements for a maximum total limit of approximately $22. The interest rate on these loans at December 31, 2024 was 1.08%. The unsecured loans include a government rate subsidy and have staggering 36 months maturities over a 5-year period. The balance outstanding under these loans was approximately $7 at December 31, 2024.
As of December 31, 2024, the Company was in compliance with all of its long-term debt covenants.
The weighted average interest rate on all long-term debt was 3.4% at December 31, 2024 and 3.2% at December 31, 2023. Unamortized debt issuance costs on long-term debt were $32 and $36 at December 31, 2024 and 2023, respectively.
Aggregate scheduled maturities of long-term debt during the next five years consist of $6 in 2025, $751 in 2026, $11 in 2027, and $727 in 2029. There are no other scheduled maturities of debt in 2025 through 2029.
11. Stockholders' Equity
The Company's Board of Directors has declared regular quarterly dividends to holders of its common stock aggregating $264, $221 and $169 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Preferred Stock
The Company's charter authorizes the issuance of shares of preferred stock. The Company's Board of Directors has the authority, without stockholder approval, to issue preferred shares from time to time in one or more series, and to fix the number of shares and terms of each such series. The Board may determine the designations and other terms of each series including dividend rates, whether dividends will be cumulative or non-cumulative, redemption rights, liquidation rights, sinking fund provisions, conversion or exchange rights and voting rights.
Stock Repurchase Program
In November 2014, the Company's Board of Directors approved a $250 share repurchase program (the "2014 Program"). In November 2015, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. In August 2018, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. In August 2022, the Company's Board of Directors approved the further expansion of the existing 2014 Program by an additional $500. During the year ended December 31, 2024, 480,081 shares of the Company's common stock were repurchased for an aggregate purchase price of $60 under the 2014 Program. The number of shares repurchased by the Company under the 2014 Program was 480,081, 211,294 and 1,079,736 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had repurchased a total of 9,202,631 shares of its common stock for an aggregate purchase price of approximately $634.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2021	$20	$(56)	$(36)
Net other comprehensive income (loss) attributable to Westlake Corporation	32	(85)	(53)
Balances at December 31, 2022	52	(141)	(89)
Net other comprehensive income (loss) attributable to Westlake Corporation	(48)	39	(9)
Balances at December 31, 2023	4	(102)	(98)
Net other comprehensive income (loss) attributable to Westlake Corporation	50	(96)	(46)
Balances at December 31, 2024	$54	$(198)	$(144)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
13. Employee Benefits
Defined Contribution Plans
U.S. Plans
The Company has a defined contribution savings plan covering the eligible U.S. regular full-time and part-time employees, whereby eligible employees may elect to contribute up to 100% of their annual eligible compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches its employee's contribution up to a certain percentage of such employee's compensation, per the terms of the plan. The Company may, at its discretion and per the terms of the plan, make an additional non-matching contribution in an amount as the Board of Directors may determine. For the years ended December 31, 2024, 2023 and 2022, the Company recorded approximately $39, $36 and $33, respectively, to expense for these contributions.
Further, within the plan, the Company also makes an annual retirement contribution to substantially all employees of certain subsidiaries. The Company's contributions to the plan are determined as a percentage of employees' pay. For the years ended December 31, 2024, 2023 and 2022, the Company charged approximately $63, $48 and $46, respectively, to expense for these contributions.
Non-U.S. Plans
The Company has defined contribution plans in several countries covering eligible employees of the Company. The Company's contributions to the plans are based on applicable laws in each country and eligibility of employees of certain subsidiaries for the annual retirement contribution. Contributions to the Company's non-U.S. defined contribution plans are made by both the employee and the Company. For the years ended December 31, 2024, 2023 and 2022, the Company charged approximately $13, $13 and $3, respectively, to expense for its contributions to these plans. For the years ended December 31, 2024, 2023 and 2022, the Company charged an additional $3, $3 and $2, respectively, to expense related to the annual retirement contributions to these plans.
Defined Benefit Plans
U.S. Plans
The Company has noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of certain subsidiaries. However, eligibility and benefits for the Company's plans have been frozen. Benefits for salaried employees under these plans are based primarily on years of service and employees' pay before the freeze date and benefits for wage employees are based upon years of service and a fixed amount determined at the time when benefits were frozen. The Company recognizes the years of service prior to the Company's acquisition of the subsidiary's facilities for purposes of determining eligibility and benefit levels for certain employees of the subsidiary. The measurement date for these plans is December 31.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Details of the changes in benefit obligations, plan assets and funded status of the Company's pension plans are as follows:

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$494	$629	$518	$530
Service cost	—	4	1	4
Interest cost	23	19	24	19
Actuarial loss (gain)	(14)	(34)	(7)	82
Benefits paid	(39)	(23)	(42)	(21)
Settlements	—	(5)	—	(3)
Foreign exchange effects	—	(36)	—	18
Benefit obligation, end of year	$464	$554	$494	$629

Change in plan assets
Fair value of plan assets, beginning of year	$427	$391	$415	$370
Actual return	31	22	55	19
Employer contribution	2	16	2	15
Benefits paid	(39)	(23)	(42)	(21)
Administrative expenses paid	(4)	—	(3)	—
Settlements	—	(5)	—	(3)
Foreign exchange effects	—	(23)	—	11
Fair value of plan assets, end of year	$417	$378	$427	$391
Funded status, end of year	$(47)	$(176)	$(67)	$(238)
The actuarial loss (gain) in the benefit obligation for the periods presented is primarily driven by discount rate assumption changes.

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Noncurrent assets	$—	$65	$—	$36
Current liabilities	(2)	(11)	(2)	(11)
Noncurrent liabilities	(45)	(230)	(65)	(263)
Net amount recognized	$(47)	$(176)	$(67)	$(238)

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net loss (gain)	$(79)	$23	$(66)	$67
Prior service credit	(1)	(3)	(1)	(4)
Total before tax (1)	$(80)	$20	$(67)	$63
______________________________
(1)After-tax totals for pension benefits were a gain of $44 and a loss of $4 for 2024 and 2023, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income (loss).

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
In the U.S., the Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2024 plan year, the funded status for the Company's U.S. pension plans are above 80% and, as such, are exempt from the Pension Protection Act's benefit restrictions.
Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$(464)	$(241)	$(494)	$(273)
Accumulated benefit obligation	(464)	(239)	(494)	(271)
Fair value of plan assets	417	—	427	—
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2024		2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$—	$4	$1	$4	$1	$3
Administrative expenses	4	—	3	—	3	—
Interest cost	23	19	24	19	14	7
Expected return on plan assets	(28)	(15)	(26)	(12)	(38)	(12)
Net amortization	(3)	1	(1)	(2)	—	1
Net periodic benefit cost (gain)	$(4)	$9	$1	$9	$(20)	$(1)

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$(16)	$(41)	$(36)	$74	$13	$(31)
Amortization of prior service credit	—	1	1	—	—	—
Amortization of net gain (loss)	3	(2)	—	2	—	(1)
Foreign exchange effects	—	(1)	—	1	—	(1)
Total recognized in OCI	$(13)	$(43)	$(35)	$77	$13	$(33)
Total net periodic benefit cost and OCI	$(17)	$(34)	$(34)	$86	$(7)	$(34)
The estimated prior service credit and net gain (loss) for the defined benefit plans to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2025 are expected to be $1 and $5, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are as follows:

	2024		2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	5.5%	3.5%	5.0%	3.2%	4.9%	3.7%
Rate of compensation increase	—%	3.0%	—%	3.1%	—%	2.9%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	5.0%	3.2%	4.9%	3.7%	2.5%	1.2%
Discount rate for service cost	5.0%	3.6%	5.0%	3.8%	2.8%	1.4%
Discount rate for interest cost	5.0%	3.2%	4.8%	3.7%	2.1%	1.2%
Expected return on plan assets	7.0%	4.0%	6.5%	3.3%	7.0%	2.6%
Rate of compensation increase	—%	3.1%	—%	2.9%	—%	2.8%
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
The Company's U.S. pension plan investments are held in the Westlake Defined Benefit Plan. The Company's overall investment strategy for these pension plan assets is to achieve a balance between moderate income generation and capital appreciation. The investment strategy includes a mix of approximately 55% of investments for long-term growth, and 45% for near-term benefit payments and liability hedging, with a diversification of asset types. These pension funds' investment policies target asset allocations of approximately 55% equity securities and 45% fixed income securities in order to pursue a balance between moderate income generation, capital appreciation and a reduction in funded status volatility.
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
Equity securities primarily include investments in large-cap and small-cap companies located in the U.S. and international developed and emerging markets stocks. Fixed income securities are comprised of investment grade bonds, including U.S. Treasuries and U.S. and non-U.S. corporate bonds of companies from diversified industries. These bonds also include longer duration securities to reduce funding volatility and reduce the asset/liability mismatch in terms of interest rate sensitivity. The U.S. pension fund investment policy allows a discretionary range in various asset classes within the asset allocation model of up to 10%. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. At December 31, 2024, plan assets did not include direct ownership of the Company's common stock.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The investments in the collective trust and mutual funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's plan assets at December 31, by asset category, are as follows:

	2024
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$—	$4	$—	$—	$4
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	31	112	—	143	—	1	—	1
Small-cap funds (2)	—	9	—	9	—	—	—	—
International funds (3)	41	20	—	61	—	74	—	74
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	10	181	—	191	—	292	—	292
Short-term investment funds	—	13	—	13	—	—	—	—
Group insurance contract	—	—	—	—	—	—	7	7
	$82	$335	$—	$417	$4	$367	$7	$378

	2023
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$—	$3	$—	$—	$3
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	47	92	—	139	—	1	—	1
Small-cap funds (2)	—	8	—	8	—	—	—	—
International funds (3)	70	23	—	93	—	74	—	74
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	39	138	—	177	—	303	—	303
Short-term investment funds	—	10	—	10	—	—	—	—
Group insurance contract	—	—	—	—	—	—	10	10
	$156	$271	$—	$427	$3	$378	$10	$391
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
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations. Based on preliminary estimates, the Company expects to make contributions of approximately $1 and $4 for the U.S. and Non-U.S. pension plans, respectively, in 2025.
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

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Current liabilities	$(7)	$—	$(8)	$(1)
Noncurrent liabilities	(27)	(2)	(33)	(2)
Net amount recognized	$(34)	$(2)	$(41)	$(3)
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

	Pension Benefits	Other Post- retirement Benefits
Estimated future benefit payments:
Year 1	$68	$7
Year 2	66	4
Year 3	66	3
Year 4	65	3
Year 5	64	3
Years 6 to 10	318	13

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
14. Stock-Based Compensation
Under the Westlake Corporation 2013 Omnibus Incentive Plan (as amended and restated in 2023, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest ratably on an annual basis over a three-year period. Outstanding restricted stock units and performance stock units vest at the end of a one to five-year period. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2024, 2023 and 2022, the total recognized stock-based compensation expense related to equity awards issued under the 2013 Plan was $41, $40 and $35, respectively.
Option activity and changes during the year ended December 31, 2024 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,073,889	$87.37
Granted	174,423	144.49
Exercised	(149,804)	85.98
Cancelled	(10,001)	131.83
Outstanding at December 31, 2024	1,088,507	$96.31	5.9	$26
Exercisable at December 31, 2024	737,199	$80.03	4.6	$26
For options outstanding at December 31, 2024, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$44.42 - $61.87	166,536	1.6
$65.81 - $68.09	160,993	5.1
$79.83 - $86.54	219,531	5.3
$107.75 - $108.12	210,397	6.0
$122.65 - $144.49	331,050	8.6
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2024, 2023 and 2022, the total intrinsic value of options exercised was $9, $34 and $13, respectively.
As of December 31, 2024, $9 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years. Income tax benefits of $2, $4 and $2 were realized from the exercise of stock options during the years ended December 31, 2024, 2023 and 2022, respectively.

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

	Stock Option Grants
	Year Ended December 31,
	2024	2023	2022
Weighted average fair value	$52.17	$44.91	$34.20
Risk-free interest rate	4.3%	4.0%	1.8%
Expected life in years	5	5	5
Expected volatility	38.4%	39.1%	36.9%
Expected dividend yield	1.2%	1.1%	1.1%
Non-vested restricted stock units as of December 31, 2024 and changes during the year ended December 31, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	641,628	$103.77
Granted	191,574	144.69
Vested	(207,964)	89.86
Forfeited	(34,034)	107.11
Non-vested at December 31, 2024	591,204	$121.70
As of December 31, 2024, there was $31 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $30, $28 and $18, respectively.
Performance stock unit payout is based on the greater of the average annual economic-value added results for the Company (equal to net operating profit after tax less a capital charge based upon the weighted average cost of capital) and relative total shareholder return as compared to a peer group of companies. The units have payouts that range from zero to 200 percent of the target award.
Non-vested performance stock units as of December 31, 2024 and changes during the year ended December 31, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	196,921	$142.18
Granted	63,188	183.39
Vested	(68,626)	112.14
Forfeited	(5,001)	169.20
Non-vested at December 31, 2024	186,482	$166.47
As of December 31, 2024, there was $13 of unrecognized stock-based compensation expense related to non-vested performance stock units. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of performance stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $10, $13 and $8, respectively.

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

	Performance Stock Units
	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.5%	4.4%	1.7%
Expected life in years	2.88	2.87	2.87
Expected volatility of Westlake Corporation common stock	33.8%	40.8%	49.3%
Expected volatility of peer companies	25.9% - 46.4%	26.6% - 53.2%	30.8% - 67.2%
Average correlation coefficient of peer companies	0.60	0.61	0.66
Grant date fair value	$183.39	$167.76	$147.98
Westlake Chemical Partners LP Awards
The Company's wholly-owned subsidiary and the general partner of Westlake Partners, Westlake Chemical Partners GP LLC ("Westlake Partners GP"), maintains a unit-based compensation plan for directors and employees of Westlake Partners GP and Westlake Partners.
The Westlake Partners 2014 Long-term Incentive Plan ("Westlake Partners 2014 Plan") permits various types of equity awards including but not limited to grants of phantom units and restricted units. Awards granted under the Westlake Partners 2014 Plan may be settled with Westlake Partners units or in cash or a combination thereof. Compensation expense for these awards was not material to the Company's consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.
15. Fair Value Measurements
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31, 2024 and 2023 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Debt	$4,562	$3,836	$4,906	$4,236

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
16. Income Taxes
The components of income before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$855	$923	$2,523
Foreign	83	(223)	423
	$938	$700	$2,946
The Company's provision for (benefit from) income taxes consist of the following:

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$215	$229	$473
State	24	26	74
Foreign	87	98	123
Total current	326	353	670
Deferred
Federal	(58)	(82)	(1)
State	35	(31)	(14)
Foreign	(12)	(62)	(6)
Total deferred	(35)	(175)	(21)
Total provision for (benefit from) income taxes	$291	$178	$649
A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2024	2023	2022
Provision for federal income tax, at statutory rate	$197	$148	$619
State income tax provision, net of federal income tax effect	6	7	59
Foreign income tax rate differential	7	(15)	30
Noncontrolling interests	(9)	(7)	(8)
Change in valuation allowance	62	76	—
U.S. federal research and development credits	(16)	(54)	(27)
Uncertain Income Tax Positions	9	14	6
Goodwill impairment	—	26	—
Change in state apportionment and tax rates	45	(6)	(10)
Other, net	(10)	(11)	(20)
Total income tax expense (benefit)	$291	$178	$649

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2024	2023
Net operating loss carryforward	$230	$166
Credit carryforward	28	20
Operating lease liabilities	202	177
Accruals	110	139
Pension	42	88
Inventories	36	34
Research and experimental expenditures	154	124
Other	36	36
Deferred taxes assets—total	838	784
Property, plant and equipment	(1,259)	(1,257)
Intangibles	(226)	(240)
Operating lease right-of-use asset	(191)	(168)
Turnaround costs	(53)	(61)
Consolidated partnerships	(202)	(213)
Equity method investments	(236)	(228)
Other	(29)	(47)
Deferred tax liabilities—total	(2,196)	(2,214)
Valuation allowance	(170)	(118)
Total net deferred tax liabilities	$(1,528)	$(1,548)

Balance sheet classifications
Noncurrent deferred tax asset	$25	$12
Noncurrent deferred tax liability	(1,553)	(1,560)
Total net deferred tax liabilities	$(1,528)	$(1,548)
At December 31, 2024, the Company had federal, foreign and state net operating loss carryforwards ("NOLs") of approximately $12, $698 and $1,033, respectively. The federal NOL and certain foreign and state NOLs do not expire, while certain other foreign and state NOLs expire in varying amounts between 2025 and 2044. The federal NOL and certain state NOLs are subject to limitations on an annual basis. At December 31, 2024, the Company had various federal and state credit carryforwards of $2 and $26, respectively, which either do not expire or expire in varying amounts between 2027 and 2039. Management believes the Company will realize the benefit of a portion of the net operating loss and credit carryforwards before they expire, but to the extent that the full benefit may not be realized, a valuation allowance has been recorded. The valuation allowance increased by $52 primarily due to continuing operations of Westlake's base epoxy resin business in the Netherlands, which generated deferred tax assets including net operating loss carryforwards that are not expected to be realized. To the extent the Company's base epoxy resin business continues to generate significant net operating losses in the future, a valuation allowance against the associated deferred tax asset generated may continue to be required.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
On December 4, 2024, the Governor of Louisiana signed into law a package of tax reform bills, effective January 1, 2025 and January 1, 2026. Among other things, the laws reduce the corporate state income tax rate, repeal the corporate state franchise tax and eliminate preferential apportionment treatment for companies with sales and inventory in foreign trade zones. In the fourth quarter of 2024, the Company recognized a one-time charge of approximately $45 for the revaluation of state deferred tax assets and deferred tax liabilities associated with the change in corporate state income tax and apportionment rates resulting from this change. The Company will continue to evaluate the impact of these tax law changes.
The Company's total gross unrecognized tax benefits were $42, $35 and $24 as of December 31, 2024, 2023 and 2022, respectively. The changes in the gross unrecognized tax benefits in 2024 and 2023 were primarily related to additions to the tax positions. The changes in gross unrecognized tax benefit in 2022 was primarily related to the acquisition of Westlake Epoxy on February 1, 2022. If recognized, the majority of the gross unrecognized tax benefit would favorably affect the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits accrued at the end of each respective period were $4, $3, and $6. The Company does not anticipate that there will be a material change in the total amount of unrecognized tax benefits in the next 12 months. The potential changes, ultimate resolution and timing of payment for remaining matters continues to be uncertain.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2017.
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
On December 12, 2022, European Union (EU) member states agreed to adopt the 15% minimum tax under the Pillar Two model rules to be enacted into the member states' domestic tax laws by December 31, 2023, with an effective date beginning in 2024. As of December 31, 2024, a handful of EU member states have yet to comply. Outside of the EU, several other jurisdictions that the Company operates in have enacted legislation consistent with the GloBE rules, while other foreign countries continue to debate adoption and timing to adopt. The Company's global footprint includes operations within the EU, as well as other non-EU jurisdictions that have enacted GloBE related legislation, such as Canada, Japan, South Korea, Vietnam, the UK, Singapore, and Switzerland. At this time, the Company anticipates qualifying for at least one safe harbor in the majority of jurisdictions in which it operates. For those jurisdictions where a safe harbor was not met, the impact is anticipated to be immaterial. The Company will continue to closely monitor Pillar Two developments and evaluate the potential impact to the Company as more foreign countries enact legislation, and as new information and guidance becomes available. The impacts of Pillar Two are recorded in 2024, the first year in which the rules take effect.
17. Earnings and Dividends per Share
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

	Year Ended December 31,
	2024	2023	2022
Net income attributable to Westlake Corporation	$602	$479	$2,247
Less:
Net income attributable to participating securities	3	3	12
Net income attributable to common stockholders	$599	$476	$2,235

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Weighted average common shares—basic	128,535,226	127,806,317	127,970,445
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	671,696	792,124	875,117
Weighted average common shares—diluted	129,206,922	128,598,441	128,845,562

Earnings per common share attributable to Westlake Corporation:
Basic	$4.66	$3.73	$17.46
Diluted	$4.64	$3.70	$17.34
Excluded from the computation of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 are options to purchase 275,024, 263,131 and 315,864 shares of common stock, respectively. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Dividends per common share	$2.0500	$1.7140	$1.3090
18. Supplemental Information
Other Assets, Net
Other assets, net were $708 and $651 at December 31, 2024 and 2023, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $352 and $391 at December 31, 2024 and 2023, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,362 and $1,614 at December 31, 2024 and 2023, respectively. Accrued rebates and accrued operating lease liability, which are components of accrued and other liabilities, were $232 and $128 at December 31, 2024 and $217 and $124 at December 31, 2023, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $26 and $41 at December 31, 2024 and 2023, respectively.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $157, $184, and $171 at December 31, 2024, 2023, and 2022, respectively.
A non-cash charge of $21 related to asset retirement obligations was recognized for the year ended December 31, 2024.
Restructuring, Transaction and Integration-related Costs
For the years ended December 31, 2024, 2023 and 2022, the restructuring, transaction and integration-related costs were $91, $28 and $33, respectively. The costs in 2024 are restructuring and integration costs primarily consisted of plant mothballing, employee severance and separation expenses as further discussed below. The costs in 2023 are restructuring and integration costs primarily related to plant closures resulting from the Company's manufacturing footprint optimization efforts. The 2022 expenses primarily consist of integration-related consulting fees, restructuring expenses and costs associated with the Company's acquisition of Westlake Epoxy in 2022, as further discussed below, and other acquisitions in previous years.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
In July 2024, the Company approved a plan to temporarily cease operations of the allyl chloride (AC) and epichlorohydrin (ECH) units at the Company's Epoxy site in Pernis, the Netherlands (collectively, the "Units") in the Performance and Essential Materials segment. The Units are expected to temporarily cease operations in 2025. During 2024, the Company accrued expenses of approximately $75 related to mothballing of the Units, which consisted of charges for environmental remediation and other plant mothballing expenses of approximately $71 and of employee severance and separation expenses of approximately $4. The Company continues to operate the liquid epoxy resin (LER) and bisphenol A (BPA) units at the Pernis facility.
Westlake Epoxy Acquisition in 2022
On February 1, 2022, the Company completed its acquisition of Hexion's global epoxy business ("Westlake Epoxy") for total consideration of $1,207. The assets acquired and liabilities assumed and the results of operations of the Westlake Epoxy business are included in the Performance and Essential Materials segment. The purchase accounting adjustments for the year ended December 31, 2023 resulted in a $4 increase in goodwill. The intangible assets that have been acquired are being amortized over periods of 11 to 19 years, except for certain intangible assets that were subject to impairment in 2023 as discussed in Note 5.
Other Income, Net
For the year ended December 31, 2024, other income, net included interest income, proceeds from a sale of land and income from unconsolidated subsidiaries of $153, $19 and $18, respectively. For the year ended December 31, 2023, other income, net included interest income, insurance recoveries and income from unconsolidated subsidiaries of $104, $28 and $19, respectively. For the year ended December 31, 2022, other income, net included interest income, income from pension and post-retirement plans and income from unconsolidated subsidiaries of $24, $26 and $15, respectively.
Operating Lease Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Operating cash flows from operating leases (1)	$154	$139	$134
Right-of-use assets obtained in exchange for operating lease obligations	246	240	187
______________________________
(1)    Includes cash paid for amounts included in the measurement of operating lease liabilities recorded in the consolidated balance sheets.
Cash Flow Information

	Year Ended December 31,
	2024	2023	2022
Cash paid for:
Interest paid, net of interest capitalized	$153	$159	$172
Income taxes paid	422	421	570
19. Related Party and Affiliate Transactions
The Company and Lotte have a joint venture, LACC, to operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. See Note 8 for details of the Company's transactions with LACC.
The Company leases office space for management and administrative services from an affiliate of the Company's principal stockholder. For the year ended December 31, 2024, the Company incurred lease payments of approximately $4. For each of the years ended December 31, 2023 and 2022, the Company incurred lease payments of approximately $3.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture in which the Company owns a 50% equity interest, transports natural gas liquid feedstocks to the Company's Lake Charles complex through its pipeline. The Company accounts for its investments in Cypress Interstate Pipeline L.L.C. under the equity method of accounting. The investment in Cypress Interstate Pipeline L.L.C. at December 31, 2024 and 2023 was $8 and $8, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company incurred pipeline lease service fees of approximately $20, $20 and $16, respectively, payable to this joint venture for usage of the pipeline. The amounts due to this joint venture were $1 at December 31, 2024 and 2023.
The Company owns an approximately 20% equity interest in both YNCORIS GmbH & Co. KG (formerly known as InfraServ Knapsack GmbH & Co. KG) and InfraServ Gendorf GmbH & Co. KG (collectively "Infraserv"). The Company accounts for its investments in Infraserv under the equity method of accounting. The Company has service agreements with these entities, including contracts to provide electricity, technical and leasing services to certain of the Company's production facilities in Germany. The investment in Infraserv was $52 and $53 at December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company incurred charges aggregating approximately $146, $176 and $188, respectively, for these services. The amounts accrued for these related parties were approximately $23 and $34 at December 31, 2024 and 2023, respectively.
In conjunction with the Westlake Epoxy acquisition, the Company acquired 49.99% equity interest in Westlake UV Coatings (Shanghai) Co., Ltd. (formerly known as Hexion UV Coatings Co., LTD). The investment in Westlake UV Coatings (Shanghai) Co., Ltd. was $4 and $7 at December 31, 2024 and 2023, respectively. The Company accounts for its investments in Westlake UV Coatings (Shanghai) Co., Ltd. under the equity method of accounting.
Dividends received from equity method investments were $20, $18 and $16 for the years ended December 31, 2024, 2023 and 2022, respectively.
One of the Company's directors served as Chairman and Chief Executive Officer of American Air Liquide, Inc. and Executive Vice President of the Air Liquide Group ("Air Liquide") until July 2024. The Company purchased oxygen, nitrogen and utilities and leased cylinders from various affiliates of Air Liquide aggregating approximately $45, $43 and $43 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company also sold certain utilities to Air Liquide aggregating approximately $12, $14 and $11 during the years ended December 31, 2024, 2023, 2022, respectively. The amounts payable to Air Liquide were $4 at December 31, 2023, and the amounts receivable from Air Liquide were $2 and $1 at December 31, 2024, and 2023, respectively.
20. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Partners to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units. Most recently, on March 29, 2019, Westlake Partners purchased an additional 4.5% newly issued limited partner interests in OpCo and completed a private placement of 2,940,818 common units. TTWF LP, the Company's principal stockholder and a related party, acquired 1,401,869 units out of the 2,940,818 common units issued in the private placement. At December 31, 2024, Westlake Partners had a 22.8% limited partner interest in OpCo, and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units had been issued under this program as of December 31, 2024.

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
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the U.S. The plaintiffs in the putative class for such direct purchasers seek $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek approximately $500 in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. In December 2023, the Court denied the direct purchaser plaintiffs' motion for class certification and the Second Circuit subsequently denied the direct purchaser plaintiffs' motion for an interlocutory appeal for that ruling. The Company recorded an estimated liability in the amount of $19 in 2023 in connection with its entry into a settlement agreement with the direct purchaser plaintiffs. However, in June 2024, the Court declined preliminary approval of the settlement and rejected certification of a settlement class. As a result, the Company terminated the settlement agreement and reversed the $19 recorded liability. In July 2024, the direct purchaser plaintiffs filed an amended motion for preliminary approval of the settlement, which the Court denied on October 29, 2024. The Court denied the indirect purchaser plaintiffs' motion for class certification in December 2024. The direct purchaser plaintiffs have a pending petition in the Second Circuit requesting leave to appeal the Court's October 2024 order, and the indirect purchaser plaintiffs have a pending petition regarding the Court's December 2024 order. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Québec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. On December 10, 2021, the Superior Court of Québec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Ethylene Antitrust. The Company and other ethylene consumers were named as defendants in a civil lawsuit filed by Shell Chemical Europe B.V. ("SCE") in March 2023 in the District Court of Amsterdam, the Netherlands, following the European Commission Decision AT.40410 – Ethylene from July 14, 2020 (the "European Commission Decision"). SCE is a producer of ethylene in the European market and the lawsuit alleges the defendants conspired to lower the purchase price for ethylene and ethylene derivatives by manipulating the monthly contract price. SCE initially sought declaratory relief. In October 2023, SCE amended its claim and is now seeking a judgment establishing that the Company and the co-defendants are jointly and severally liable for alleged damages in the amount of approximately €1,026 million with interest compounding daily from January 1, 2020 and continuing until payment in full, as provided by Dutch law, resulting from artificially lowered prices for ethylene and ethylene derivatives during the specified period. SCE is also seeking reimbursement of costs related to the proceeding plus statutory interest. The Company and other ethylene consumers were also named as defendants in a civil lawsuit filed by Stichting Ethylene Claims ("Stichting") in November 2023 in the District Court of Amsterdam, the Netherlands, following the European Commission Decision. Stichting is a foundation under Dutch Law that claims to represent various parties asserting injury by the same alleged conduct of defendants, seeking a declaratory judgment establishing that the Company and other defendants are jointly and severally liable for an unspecified amount of damages. The Company and certain of its subsidiaries, including Westlake Germany GmbH & Co. KG, Westlake Vinnolit GmbH & Co. KG and Westlake Vinnolit Holdings GmbH, along with other ethylene consumers, were also named as defendants in a civil lawsuit filed by BASF SE and BASF Antwerpen N.V. (together "BASF") in December 2024 in the District Court of Munich, Germany, following the same European Commission decision. BASF seeks alleged damages of €1,397 million from the defendants, plus statutory interest accruing from the date of each relevant transaction (amounting to approximately €1 billion as of December 31, 2024), due to an alleged cartel-induced undercharge for certain ethylene sales to the defendants and third parties during the period identified in the European Commission's Decision and for 24 months thereafter. The Company and certain of its subsidiaries, including Westlake Germany GmbH & Co. KG, Westlake Vinnolit GmbH & Co. KG and Westlake Vinnolit Holdings GmbH, along with other ethylene consumers, were also named as defendants in a civil lawsuit filed by Total Energies Petrochemicals France and TotalEnergies Petrochemicals & Refining SA (together "Total") in February 2025 in the District Court of Amsterdam, the Netherlands, following the European Commission Decision. Total seeks alleged damages of €625 million from the defendants, plus statutory interest accruing from the date of each relevant transaction, due to an alleged cartel-induced undercharge for certain ethylene sales to the defendants and third parties during the period identified in the European Commission's Decision and for 24 months thereafter. Additionally, Total seeks a declaratory judgment establishing that the Company and other defendants are jointly and severally liable for unspecified amount of damages relating to the effect of the alleged cartel-induced undercharges on Total's polyethylene sales. At this time, the Company is not able to estimate the impact, if any, that the SCE lawsuit, the Stichting lawsuit, the BASF lawsuit and/or the Total lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
PVC Pipe Antitrust. The Company and other manufacturers of PVC pipe have been named as defendants in five putative class action civil lawsuits, all filed in the U.S. District Court for the Northern District of Illinois between August 2024 and January 2025. These lawsuits are: Bavolak, et al. v. Atkore, Inc., et al.; Wrobbel, et al. v. Atkore, Inc., et al.; TC Construction, Inc., et al. v. Atkore, Inc., et al.; Bill Wagner & Son, Inc., et al. v. Atkore, Inc., et al.; Erie County Water Authority, et al. v. Atkore, Inc., et al.; Baumeister, et al. v. Atkore, Inc., et al.; and Barnett, et al. v. Atkore, Inc., et al. Other defendants named in one or more of the lawsuits are Atkore, Inc.; Cantex, Inc.; Diamond Plastics Corporation; IPEX USA LLC; J-M Manufacturing Company, Inc. (d/b/a JM Eagle); National Pipe & Plastics, Inc.; Northern Pipe Products, Inc.; Oil Price Information Service, LLC ("OPIS"); Otter Tail Corporation; PipeLife Jetstream, Inc.; Prime Conduit, Inc.; Sanderson Pipe Corporation; Southern Pipe, Inc.; Westlake Pipe & Fittings Corporation; and Vinyltech Corporation. The plaintiffs in the Bavolak, Wrobbel, and TC Construction lawsuits filed a single consolidated amended complaint in October 2024 and allege that PVC pipe manufacturers conspired with each other, an industry publication (OPIS), and certain PVC pipe distributors to fix, raise, maintain and stabilize the domestic prices of PVC pipe. These plaintiffs also allege they paid artificially high prices for PVC pipe purchased from pipe distributors as a result of the alleged conspiracy. These plaintiffs assert various claims under Section 1 of the Sherman Act and the competition laws of multiple states, and seek injunctive relief, treble damages of undisclosed amounts, and equitable relief, plus attorneys' fees. The plaintiff in the Bill Wagner & Son, Inc. suit purports to represent direct purchasers of PVC pipe from pipe manufacturers and alleges the manufacturers conspired with each other and OPIS to fix, raise, maintain and stabilize the domestic prices of PVC pipe. The Bill Wagner complaint, which was also amended in October 2024, also alleges direct purchasers paid artificially high prices for PVC pipe as a result of the alleged conspiracy and asserts a single claim under Section 1 of the Sherman Act for injunctive relief, treble damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. The plaintiffs in the Erie County, Baumeister, and Barnett lawsuits allege the same general conspiracy as the other plaintiffs and also seek to represent a separate end user class of indirect purchasers. These plaintiffs assert two claims under Section 1 of the Sherman Act and violations of various state competition and consumer protection laws, and seek injunctive relief, treble damages of undisclosed amounts, equitable relief, attorneys' fees, and costs. At this time, the Company is not able to estimate the impact, if any, that the PVC Pipe Antitrust lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Triad Hunter. In April 2018, Triad Hunter, LLC ("Triad Hunter") filed suit against the Company and certain of its subsidiaries in the Court of Common Pleas in Monroe County, Ohio seeking injunctive relief and alleging negligence and trespass at the Natrium Plant with respect to Triad Hunter's well drilling activities in Ohio. On October 27, 2022, the jury returned a verdict finding that the Company had committed trespass and was negligent in conducting salt mining operations at the Natrium Plant. Upon receipt of the jury verdict, the Company reserved approximately $70 for the damages awarded to Triad Hunter. The court subsequently denied Triad Hunter's request to enjoin further solution mining from one of the brine fields at the Natrium Plant. On September 12, 2023, final judgment was entered in the amount of $70 with interest accruing at the rate of 5% from the date the judgment was rendered, as provided by law. The Company appealed the verdict and sought a stay of execution pending appeal on October 30, 2023. The intermediate appellate court affirmed, and the Company filed its notice of appeal to the Ohio Supreme Court on December 13, 2024.
Brazilian Contractual Indemnification Lawsuit. In July 2012, PPG Industries, Inc. ("PPG") entered into an agreement to separate various assets and liabilities of its commodity chemicals business, which were transferred to a subsidiary of Eagle Spinco, Inc., a wholly owned subsidiary of PPG ("Eagle Spinco"). The separation and the post separation contractual relationship between PPG and Eagle Spinco are generally set forth in that certain Separation Agreement dated as of July 18, 2012, by and between PPG and Eagle Spinco (the "Separation Agreement"). In January 2013, Eagle Spinco merged with Georgia Gulf Corporation to create Axiall Corporation ("Axiall"), which the Company later acquired in August 2016. Eagle Spinco is currently a wholly owned indirect subsidiary of the Company.
In May 2024, a trial court in Manaus, Brazil issued a decision awarding damages to Brazilian company Di Gregorio Navegacao, Ltda ("Di Gregorio") in a lawsuit filed by Di Gregorio against PPG relating to an explosion on November 9, 1998 that destroyed the M/V DG Harmony and her cargo, which included PPG-owned calcium hypochlorite (the "Lawsuit"). The decision awarded damages to Di Gregorio in the approximate amount of R$550 million (Brazilian real), plus a monetary adjustment and interest since April 3, 2006 (based on Selic), as well as 20% for legal fees and a small procedural fine. The parties to the lawsuit are waiting on the trial court's accounting department to release the aggregate judgment amount. On June 14, 2024, PPG filed an appeal of the decision in the Amazonas Court of Appeals in Manaus, Brazil. The Amazonas Court of Appeals issued a decision affirming in part the trial court's decision. PPG is expected to appeal to the Brazilian Superior Court of Justice. PPG asserts that the Company and certain of its subsidiaries are responsible for any judgment in the Di Gregorio lawsuit.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
On May 17, 2024, Eagle Spinco filed a lawsuit against PPG in Delaware Superior Court seeking (1) damages relating to PPG's breach of the Separation Agreement and (2) a declaration that PPG is not entitled to indemnification for the lawsuit unless it engages in efforts to pursue relevant insurance claims and assigns to Eagle Spinco its rights to those claims. On August 13, 2024, Eagle Spinco voluntarily dismissed the Superior Court action without prejudice, given the parallel Delaware Chancery Court case discussed below.
On June 13, 2024, PPG filed a lawsuit against the Company, Axiall and Eagle Spinco in Delaware Chancery Court, and later amended its petition and added Westlake US 2, LLC as a defendant. In this lawsuit, PPG generally asks the court to find that the defendants: (1) breached the Separation Agreement; (2) may not abandon the defense of the Lawsuit filed by Di Gregorio against PPG; (3) must acknowledge that they are solely responsible for the liabilities and defense costs of the Lawsuit; (4) must handle and resolve the Lawsuit without access to PPG's insurance rights; and (5) must take all steps necessary to protect PPG and its affiliates from any enforcement action or harm brought by the Lawsuit. The Company is defending the Delaware litigation and has asserted its own counterclaims, based on allegations similar to those that were asserted against PPG in the Delaware Superior Court action discussed above.
At this time, the Company is not able to estimate the impact that the Delaware lawsuits and Eagle Spinco's contractual obligations related to the lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Contingencies. As of December 31, 2024 and 2023, the Company had reserves for environmental contingencies totaling approximately $72 and $58, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments.

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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
In March 2022, the Company filed a demand for arbitration seeking reimbursement for certain allocable costs incurred during the applicable period since May 2017, and which Avient has failed to pay or disputed as not subject to indemnity under the 1990 and 1997 agreements. In April 2022, Avient filed a complaint in the U.S. District Court for the Western District of Kentucky disputing the enforceability of the 2007 settlement agreement and seeking to enjoin arbitration. Avient claims that the allocable costs at issue are up to $22, for which Avient claims the Company is totally liable. On September 30, 2023, the court issued an order denying without prejudice the parties' cross motions for summary judgment and set a 30-day deadline for the parties to refile and provide additional briefing on specific aspects of the arguments before the court. The parties each refiled and provided additional briefing by the deadline. On September 30, 2024 the district court issued an order granting the Company's request for summary judgment. The arbitration proceeding remains stayed because Avient filed an appeal of the district court's order with the U.S. Court of Appeals for the Sixth Circuit Court of Appeals. Briefing before the Sixth Circuit has been scheduled through March 2025. The Company disputes Avient's claims and at this time, the Company believes it is unlikely that any remediation costs allocable to it would result in material expenditures in any individual reporting period.
Sulphur Brine Dome. The Company owns and operates salt solution-mining caverns at the Sulphur Brine Dome in Sulphur, Louisiana. The Louisiana Department of Energy and Natural Resources ("LDENR") issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's brine caverns. These brine caverns were not active, operating wells but were under ongoing, post-operational monitoring requirements. The compliance order and supplements thereto have required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation of potential impacts in the event of future cavern pressure anomalies or failures. Since December 2022, continuous brine injection has maintained cavern pressure while the Company continues to pursue active monitoring, studies, groundwater monitoring, modeling and other activities under the compliance order and supplements. In September 2023, the Office of Conservation issued an emergency declaration as a conservative step to ensure ample resources are available to the government in its response and management of the evolving circumstances at the Sulphur Brine Dome. In June 2024, the Company's cavern experienced a pressure event. As a result, the cavern required increased rates of brine injection, which ultimately restored cavern pressure but leveled out at a higher injection rate to maintain cavern stability. Citing the recent pressure event, LDENR ordered the Company to begin construction of a dome-wide containment structure, the planning for which was already underway pursuant to the existing compliance order and supplements thereto. The capital costs and expenditures required to comply with the compliance orders and supplements have been and will continue to be incurred. In response to these orders, the Company reserved approximately $28 in connection with monitoring wells and other remedial activities. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements either in the current period or in future periods.
In April 2023, Yellow Rock LLC ("Yellow Rock") filed a petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging negligence and breach of duties related to the well operations and response activities the Company undertook in connection with the compliance orders issued by the LDENR. In November 2024, Yellow Rock filed an amended petition naming additional defendants, including PPG, Lonquist & Co. LLC and Lonquist Field Services, LLC, and asserting allegations that the defendants' operations of assets at the Sulphur Brine Dome interfered with and prevented Yellow Rock's development of oil and gas assets including specifically an alleged damages in excess of $100. At this time, the Company is not able to estimate the impact that this lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Remediation: Reasonably Possible Matters. The Company's assessment of the potential impact of environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and remediation, if necessary, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved for contingencies that are probable and reasonably estimable as discussed above, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $100 to $170.
Other Commitments
The Company has various unconditional purchase obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. At December 31, 2024, unrecorded unconditional total purchase obligations were $5,374, which included approximately $976 in 2025, $979 in 2026, $935 in 2027, $666 in 2028, $372 in 2029, and $1,446 thereafter.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
22. Segment and Geographic Information
Segment Information
The Company has two principal operating segments, which are the Company's reportable segments, Performance and Essential Materials and Housing and Infrastructure Products. These segments are strategic business units that each offer a variety of different materials and products. The Company manages each segment separately as each business requires different technology and marketing strategies. The operating results of each segment are reviewed by the Company's Chief Executive Officer, the chief operating decision maker ("CODM"). The CODM evaluates segment performance based on income from operations. The CODM reviews each segment's actual and forecasted income from operations to allocate resources and assess performance.
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
The Housing and Infrastructure Products segment manufactures and markets products including residential siding, trim and mouldings, stone, roofing, windows, outdoor living products, PVC pipe and fittings and PVC compounds. As of December 31, 2024, the Company owned or leased 70 manufacturing facilities in North America, Europe and Asia. The Company's North American PVC facilities within the Performance and Essential Materials segment supply most of the PVC required for the building products and pipes and fittings plants. The raw materials for stone, roofing and accessories, windows, shutters and specialty tool products are externally purchased. PVC required for the PVC compounds plants is either internally sourced from Company's North American or Asian facilities or externally purchased at market prices based on the location of the plants.
No single customer accounted for 10% or more of net sales for the years ended December 31, 2024, 2023 or 2022.
The accounting policies of the individual segments are the same as those described in Note 1.

	Year Ended December 31,
	2024	2023	2022
Net external sales
Performance and Essential Materials
Performance Materials	$4,626	$4,656	$6,964
Essential Materials	3,199	3,680	4,044
Total Performance and Essential Materials	7,825	8,336	11,008
Housing and Infrastructure Products
Housing Products	3,644	3,494	3,864
Infrastructure Products	673	718	922
Total Housing and Infrastructure Products	4,317	4,212	4,786
Total reportable segments and consolidated	$12,142	$12,548	$15,794

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Year Ended December 31,
	2024	2023	2022
Intersegment sales
Performance and Essential Materials	$484	$408	$908
Housing and Infrastructure Products	—	—	—
Total reportable segments	$484	$408	$908

Significant segment expenses
Performance and Essential Materials
Raw material, energy, manufacturing and logistics costs	$6,808	$6,926	$8,326
Depreciation and amortization	838	823	728
Total cost of sales	$7,646	$7,749	$9,054
Selling, general and administrative expenses	394	401	389
Depreciation and amortization	54	58	56
Impairment of goodwill and long-lived assets	—	475	—
Restructuring, transaction and integration-related costs	86	2	1
Total selling, general and administrative expenses	$534	$936	$446

Housing and Infrastructure Products
Raw material, energy, manufacturing and logistics costs	$2,882	$2,873	$3,477
Depreciation and amortization	138	132	152
Total cost of sales	$3,020	$3,005	$3,629
Selling, general and administrative expenses	410	400	371
Depreciation and amortization	75	75	111
Restructuring, transaction and integration-related costs	5	22	—
Total selling, general and administrative expenses	$490	$497	$482

Income from operations
Performance and Essential Materials	$129	$59	$2,416
Housing and Infrastructure Products	807	710	675
Total reportable segments	$936	$769	$3,091

Depreciation and amortization
Performance and Essential Materials	$892	$881	$784
Housing and Infrastructure Products	213	207	263
Total reportable segments	1,105	1,088	1,047
Corporate and other	9	9	9
Consolidated	$1,114	$1,097	$1,056

Other income, net
Performance and Essential Materials	$65	$25	$37
Housing and Infrastructure Products	30	32	17
Total reportable segments	95	57	54
Corporate and other	127	79	19
Consolidated	$222	$136	$73

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Year Ended December 31,
	2024	2023	2022
Provision for (benefit from) income taxes
Performance and Essential Materials	$68	$(63)	$435
Housing and Infrastructure Products	336	194	185
Total reportable segments	404	131	620
Corporate and other	(113)	47	29
Consolidated	$291	$178	$649

Capital expenditures
Performance and Essential Materials	$821	$857	$913
Housing and Infrastructure Products	185	164	187
Total reportable segments	1,006	1,021	1,100
Corporate and other	2	13	8
Consolidated	$1,008	$1,034	$1,108
A reconciliation of total reportable segments income from operations to consolidated income before income taxes is as follows:

	Year Ended December 31,
	2024	2023	2022
Total reportable segments income from operations	$936	$769	$3,091
Corporate and other loss from operations	(61)	(40)	(41)
Interest expense	(159)	(165)	(177)
Other income, net	222	136	73
Income before income taxes	$938	$700	$2,946

	December 31, 2024	December 31, 2023
Total assets
Performance and Essential Materials (1)	$13,151	$13,538
Housing and Infrastructure Products	4,855	4,888
Total reportable segments	18,006	18,426
Corporate and other	2,744	2,609
Consolidated	$20,750	$21,035

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Geographic Information

	Year Ended December 31,
	2024	2023	2022
Net sales to external customers (2)
United States	$8,751	$8,955	$10,899
Foreign
Canada	792	808	1,051
Germany	594	602	875
Mexico	206	217	228
China	195	220	262
Italy	145	135	200
Brazil	142	215	353
France	120	138	172
Other	1,197	1,258	1,754
	$12,142	$12,548	$15,794

	December 31, 2024	December 31, 2023
Property, plant and equipment, net
United States	$7,465	$7,395
Foreign
Germany	766	790
Other	402	334
	$8,633	$8,519
______________________________
(1)Includes equity method investments of $1,081 and $1,115 as of December 31, 2024 and 2023, respectively.
(2)Net sales are attributed to countries based on location of customer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Executive Vice President and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2024, as stated in their report that appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Except as noted below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2024.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 401(b) of Regulation S-K with respect to our executive officers is set forth in Part I of this Form 10-K.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,866,193	(1)	$96.31	(2)	3,955,259
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,866,193		$96.31	(2)	3,955,259
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

3.1
Restated Certificate of Incorporation of Westlake as filed with the Delaware Secretary of State on February 20, 2024 2024 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, File No. 001-32260).

3.2	Second Amended and Restated Bylaws of Westlake (incorporated by reference to Westlake's Current Report on Form 8-K, filed on February 18, 2022, File No. 001-32260).

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, File No. 001-32260).

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

Exhibit No.	Exhibit Index

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

10.19+
Form of Stock Option Award Letter for 2024 Executive Officer Awards (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, File No. 001-32260).

10.20+
Form of Performance Stock Unit Award Letter for 2024 Executive Officer Awards (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, File No. 001-32260).

19†	Westlake Corporation Insider Trading Policy.

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1††	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

97
Westlake Corporation Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023 (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, File No. 001-32260).

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

WESTLAKE CORPORATION

Date:	February 25, 2025	/S/ JEAN-MARC GILSON
Jean-Marc Gilson, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEAN-MARC GILSON	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Jean-Marc Gilson

/S/ M. STEVEN BENDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2025
M. Steven Bender

/S/ JEFFREY A. HOLY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Jeffrey A. Holy

/S/ JAMES CHAO	Senior Chairman of the Board of Directors	February 25, 2025
James Chao

/S/ ALBERT CHAO	Executive Chairman of the Board of Directors	February 25, 2025
Albert Chao
/S/ CATHERINE T. CHAO	Director	February 25, 2025
Catherine T. Chao

/S/ DAVID T. CHAO	Director	February 25, 2025
David T. Chao

/S/ JOHN T. CHAO	Director	February 25, 2025
John T. Chao

/S/ ROGER A. CREGG	Director	February 25, 2025
Roger A. Cregg

/S/ MICHAEL J. GRAFF	Director	February 25, 2025
Michael J. Graff

/S/ KIMBERLY S. LUBEL	Director	February 25, 2025
Kimberly S. Lubel

/S/ MARK A. MCCOLLUM	Director	February 25, 2025
Mark A. McCollum

/S/ R. BRUCE NORTHCUTT	Director	February 25, 2025
R. Bruce Northcutt

/S/ CAROLYN C. SABAT	Director	February 25, 2025
Carolyn C. Sabat

/S/ JEFFREY W. SHEETS	Director	February 25, 2025
Jeffrey W. Sheets