Form 10-Q
period 2025-03-31
WESTLAKE CORP
filed 2025-05-02
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 25, 2025 was 128,238,016.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,297	$2,919
Available-for-sale securities	183	—
Accounts receivable, net	1,656	1,483
Inventories	1,781	1,697
Prepaid expenses and other current assets	104	115
Total current assets	6,021	6,214
Property, plant and equipment, net	8,674	8,633
Operating lease right-of-use assets	827	801
Goodwill	2,032	2,031
Customer relationships, net	802	820
Other intangible assets, net	457	462
Equity method investments	1,075	1,081
Other assets, net	823	708
Total assets	$20,711	$20,750
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$955	$851
Accrued and other liabilities	1,330	1,368
Total current liabilities	2,285	2,219
Long-term debt, net	4,588	4,556
Deferred income taxes	1,546	1,553
Pension and other post-retirement benefits	309	304
Operating lease liabilities	732	713
Other liabilities	330	362
Total liabilities	9,790	9,707
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at March 31, 2025 and December 31, 2024, respectively	1	1
Common stock, held in treasury, at cost; 6,414,011 and 6,424,366 shares at March 31, 2025 and December 31, 2024, respectively	(484)	(467)
Additional paid-in capital	650	656
Retained earnings	10,373	10,481
Accumulated other comprehensive loss	(130)	(144)
Total Westlake Corporation stockholders' equity	10,410	10,527
Noncontrolling interests	511	516
Total equity	10,921	11,043
Total liabilities and equity	$20,711	$20,750
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,846	$2,975
Cost of sales	2,614	2,509
Gross profit	232	466
Selling, general and administrative expenses	227	209
Amortization of intangibles	30	30
Restructuring, transaction and integration-related costs	7	4
Income (loss) from operations	(32)	223
Other income (expense)
Interest expense	(39)	(40)
Other income, net	37	50
Income (loss) before income taxes	(34)	233
Provision for income taxes	1	48
Net income (loss)	(35)	185
Net income attributable to noncontrolling interests	5	11
Net income (loss) attributable to Westlake Corporation	$(40)	$174
Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$(0.31)	$1.35
Diluted	$(0.31)	$1.34
Weighted average common shares outstanding:
Basic	128,308,537	128,359,983
Diluted	128,308,537	129,020,370
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions of dollars)
Net income (loss)	$(35)	$185
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	—	1
Foreign currency translation adjustments
Foreign currency translation	6	(33)
Income tax (provision) benefit on foreign currency translation	8	(4)
Other comprehensive income (loss), net of income taxes	14	(36)
Comprehensive income (loss)	(21)	149
Comprehensive income attributable to noncontrolling interests, net of tax provision of $1 and $1 for the three months ended March 31, 2025 and 2024, respectively	5	9
Comprehensive income (loss) attributable to Westlake Corporation	$(26)	$140
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2024	134,651,380	$1	6,424,366	$(467)	$656	$10,481	$(144)	$516	$11,043
Net income (loss)	—	—	—	—	—	(40)	—	5	(35)
Other comprehensive loss	—	—	—	—	—	—	14	—	14
Common stock repurchased	—	—	279,771	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(290,126)	13	(13)	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2025	134,651,380	$1	6,414,011	$(484)	$650	$10,373	$(130)	$511	$10,921
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions of dollars)
Cash flows from operating activities
Net income (loss)	$(35)	$185
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	283	273
Stock-based compensation expense	7	9
Loss from disposition and write-off of property, plant and equipment	5	5
Deferred income taxes	(1)	(22)
Other gains, net	—	(3)
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(165)	(97)
Inventories	(74)	(47)
Prepaid expenses and other current assets	11	15
Accounts payable	135	63
Accrued and other liabilities	(42)	(111)
Other, net	(201)	(101)
Net cash provided by (used for) operating activities	(77)	169
Cash flows from investing activities
Additions to investments in unconsolidated subsidiaries	(6)	(1)
Additions to property, plant and equipment	(248)	(272)
Purchase of available-for-sale securities	(183)	—
Other, net	3	1
Net cash used for investing activities	(434)	(272)
Cash flows from financing activities
Distributions to noncontrolling interests	(10)	(10)
Dividends paid	(68)	(65)
Repurchase of common stock for treasury	(30)	—
Other, net	(7)	1
Net cash used for financing activities	(115)	(74)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(18)
Net decrease in cash, cash equivalents and restricted cash	(622)	(195)
Cash, cash equivalents and restricted cash at beginning of period	2,935	3,319
Cash, cash equivalents and restricted cash at end of period	$2,313	$3,124
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Basis of Financial Statements
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Westlake Corporation (the "Company"), included in the annual report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Form 10-K"), filed with the SEC on February 25, 2025. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2024. The Company operates as an integrated global manufacturer and marketer of performance and essential materials and housing and infrastructure products. These products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive products, healthcare products, materials used in turbines to generate wind energy, water treatment, coatings as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses throughout North America, Europe and Asia.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024, and the changes in its cash position for the three months ended March 31, 2025 and 2024.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2025 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Prior period current portion of long-term debt balance has been reclassified to accrued and other liabilities to conform to the current year presentation on the consolidated balance sheet.
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
Recently Adopted Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued accounting standards update requiring public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), and on an annual basis, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this accounting standard effective for the annual 2024 financial statements and interim periods financial statements thereafter, and the adoption resulted in additional segment disclosures (see Note 14).
Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (ASU 2023-05)
In August 2023, the FASB issued accounting standards update No. 2023-05 to address the accounting for contributions made to a joint venture, upon formation, in a joint venture's financial statements, and to (1) provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture's financial statements and (2) reduce diversity in practice. Under the ASU, upon formation, a joint venture should recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with guidance for business combinations). The amendments in this update become effective for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The Company adopted this accounting standard effective January 1, 2025 and the adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $207 and $1,009 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2025 and December 31, 2024, respectively. Due to the short-term nature of such securities, the Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $16 and $16 at March 31, 2025 and December 31, 2024, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Available-for-Sale Securities
Investments portfolio in securities are classified as available-for-sale. The Company views its available-for-sale securities as available for use in current operations. Accordingly, the Company classifies its investments as current assets, irrespective of the maturity date. Available-for-sale securities are carried at estimated fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Realized gains and losses and amounts reclassified out of accumulated other comprehensive income (loss) are recorded in other income in the consolidated statement of operations. The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the investment is written down to fair value, establishing a new cost basis. The Company periodically reviews available-for-sale securities to assess for credit losses based on historical experience, current conditions, investment type and other relevant market data.
The Company had no available-for-sale securities at December 31, 2024. Investments in securities at March 31, 2025 consisted of available-for-sale debt securities.

	March 31, 2025	December 31, 2024
Available-for-sale securities	$183	$—
The cost, fair value and fair value levels of the Company's available-for-sale debt securities were as follows:

	March 31, 2025
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$72	$72	Level 2
U.S. government treasury securities	53	53	Level 2
U.S. federal agency securities	14	14	Level 2
Asset-backed securities	36	36	Level 2
Supranational securities	8	8	Level 2
Available-for-sale debt securities	$183	$183

Contractual maturities of debt securities
Within one year	$56	$56
One to five years	119	119
After ten years	8	8
Available-for-sale debt securities	$183	$183
The fair value of the available-for-sale debt securities are determined based on observable market-based inputs, such as quotes from financial reporting services. Unrealized and realized gains and losses, and accrued interest on available-for-sale debt securities for three months ended March 31, 2025 were immaterial. As of March 31, 2025, no allowance for credit losses was recorded for these investments.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
3. Accounts Receivable
Accounts receivable consist of the following:

	March 31, 2025	December 31, 2024
Trade customers	$1,487	$1,339
Related parties	3	3
Allowance for credit losses	(29)	(27)
	1,461	1,315
Federal and state taxes	98	68
Other	97	100
Accounts receivable, net	$1,656	$1,483

4. Inventories
Inventories consist of the following:

	March 31, 2025	December 31, 2024
Finished products	$1,120	$1,047
Feedstock, additives, chemicals and other raw materials	406	395
Materials and supplies	255	255
Inventories	$1,781	$1,697
5. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2024	$893	$1,138	$2,031
Effects of changes in foreign exchange rates	(1)	2	1
Balances at March 31, 2025	$892	$1,140	$2,032
6. Accounts Payable
Accounts payable consist of the following:

	March 31, 2025	December 31, 2024
Accounts payable—third parties	$913	$806
Accounts payable to related parties	19	16
Notes payable	23	29
Accounts payable	$955	$851

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Long-Term Debt
Long-term debt consist of the following:

	March 31, 2025	December 31, 2024
3.60% senior notes due 2026	$750	$750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029	758	727
3.375% senior notes due 2030	300	300
3.50% senior notes due 2032	250	250
2.875% senior notes due 2041	350	350
5.00% senior notes due 2046	700	700
4.375% senior notes due 2047	500	500
3.125% senior notes due 2051	600	600
3.375% senior notes due 2061	450	450
Term loans due 2026	5	7
Total long-term debt, principal amount	4,674	4,645
Less:
Unamortized discount and debt issuance costs	82	83
Long-term debt, carrying value	4,592	4,562
Less current portion:
Current portion of long-term debt	4	6
Long-term debt, carrying value, net of current portion	$4,588	$4,556
Unamortized debt issuance costs on long-term debt were $31 and $32 at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the Company was in compliance with all of its long-term debt covenants.
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2025, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of March 31, 2025, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2024	$54	$(198)	$(144)
Net other comprehensive income attributable to Westlake Corporation	—	14	14
Balances at March 31, 2025	$54	$(184)	$(130)

Balances at December 31, 2023	$4	$(102)	$(98)
Net other comprehensive income (loss) attributable to Westlake Corporation	1	(35)	(34)
Balances at March 31, 2024	$5	$(137)	$(132)
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
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. See Note 2 to the unaudited consolidated financial statements in this Form 10-Q for a discussion of the Company's investments in available-for-sale securities.
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
The carrying and fair values of the Company's total long-term debt are summarized below:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,592	$3,864	$4,562	$3,836

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
10. Income Taxes
The effective income tax rate was (2.9)% for the three months ended March 31, 2025 as compared to 20.6% for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 of (2.9)% differs from the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, for which no tax benefit can be recognized, U.S. federal research and development credits available to the Company, partially offset by an increase in reserves for uncertain tax positions, and the impact of earnings mix across jurisdictions. The amounts ascribed to these adjustments have an inflated impact on the effective income tax rate due to the pre-tax loss for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2024 was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company, partially offset by an increase in reserves for uncertain income tax positions.
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
On December 12, 2022, European Union (EU) member states agreed to adopt the 15% minimum tax under the Pillar Two model rules to be enacted into the member states' domestic tax laws by December 31, 2023, with an effective date beginning in 2024. As of March 31, 2025, a handful of EU member states have yet to comply. Outside of the EU, several other jurisdictions that the Company operates in have enacted legislation consistent with the GloBE rules, while other foreign countries continue to debate adoption and timing to adopt. The Company's global footprint includes operations within the EU, as well as other non-EU jurisdictions that have enacted GloBE related legislation, such as Brazil, Canada, Japan, Singapore, South Korea, Switzerland, the United Arab Emirates, the United Kingdom, and Vietnam. At this time, the Company anticipates qualifying for at least one safe harbor in the majority of jurisdictions in which it operates. For those jurisdictions where a safe harbor was not met, the impact is immaterial. The Company will continue to closely monitor Pillar Two developments and evaluate the potential impact to the Company as more foreign countries enact legislation, and as new information and guidance becomes available. The impacts of Pillar Two have been recorded since 2024, the first year in which the rules took effect.
11. Earnings (Loss) and Dividends per Share
Earnings (Loss) per Share
The Company has unvested restricted stock units outstanding that are considered participating securities and, therefore, computes basic and diluted earnings (loss) per share under the two-class method. Basic earnings (loss) per share for the periods are based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share include the effects of certain stock options and performance stock units. Diluted loss per share exclude the effects of certain stock options and performance stock units because the effect of including them would have been antidilutive.

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to Westlake Corporation	$(40)	$174
Less:
Net income attributable to participating securities	—	(1)
Net income (loss) attributable to common stockholders	$(40)	$173

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Weighted average common shares—basic	128,308,537	128,359,983
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	—	660,387
Weighted average common shares—diluted	128,308,537	129,020,370

Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$(0.31)	$1.35
Diluted	$(0.31)	$1.34
Excluded from the computation of diluted earnings per share are options to purchase 646,412 shares of common stock, and assumed vesting of 214,412 performance stock units for three months ended March 31, 2025, and options to purchase 260,722 shares of common stock for the three months ended March 31, 2024. These options and performance stock units were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Dividends per common share	$0.5250	$0.5000
12. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of March 31, 2025, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the three months ended March 31, 2025 was as follows:

Investment in LACC
Balance at December 31, 2024	$1,018
Cash contributions	6
Depreciation and amortization	(16)
Balance at March 31, 2025	$1,008
Other Assets, Net
Other assets, net were $823 and $708 at March 31, 2025 and December 31, 2024, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $462 and $352 at March 31, 2025 and December 31, 2024, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,330 and $1,368 at March 31, 2025 and December 31, 2024, respectively. Accrued rebates and current portion of operating lease liabilities, which are components of accrued and other liabilities, were $170 and $135, respectively, at March 31, 2025 and $232 and $128, respectively, at December 31, 2024. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $28 and $26 at March 31, 2025 and December 31, 2024, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Non-cash Investing Activities
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $114 and $112 at March 31, 2025 and March 31, 2024, respectively.
Other Income, Net
The other income, net of $37 for the three months ended March 31, 2025 included interest income of $29, and other income, net of $50 for the three months ended March 31, 2024 included interest income of $40.
Supplemental Cash Flow Information

	Three Months Ended March 31,
	2025	2024
Cash paid for:
Interest	$54	$52
Income taxes, net of refunds	30	46
Operating lease information:
Right-of-use assets obtained in exchange for operating lease obligations	$66	$44
13. Commitments and Contingencies
The Company is involved in a number of legal and regulatory matters that are incidental to the normal conduct of its business, including lawsuits, investigations and claims. The outcome of these matters are inherently unpredictable. The Company believes that, in the aggregate, the outcome of all known legal and regulatory matters will not have a material adverse effect on its consolidated financial statements; however, under certain circumstances, if required to recognize costs in a specific period, when combined with other factors, outcomes with respect to such matters may be material to the Company's consolidated statements of operations in such period. The Company's assessment of the potential impact of environmental matters, in particular, is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental matters, and the potential for technological and regulatory developments. In addition, the impact of evolving claims and programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs creates further uncertainty of the ultimate resolution of these matters. The Company anticipates that the resolution of many legal and regulatory matters, and in particular environmental matters, will occur over an extended period of time.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. The other defendants named in the lawsuits are Olin Corporation, K.A. Steel Chemicals (a wholly-owned subsidiary of Olin), Occidental Chemical Corporation d/b/a OxyChem, Shintech Incorporated and Formosa Plastics Corporation, U.S.A. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the United States. The plaintiffs in the putative class for such direct purchasers seek $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers seek approximately $500 in single damages from the defendants, in addition to treble damages (if permitted under applicable state law) and injunctive relief. In 2023, the Company entered into a settlement agreement with the direct purchaser plaintiffs but, after the Court declined preliminary approval of the settlement and rejected certification of a settlement class in June 2024, the Company terminated the settlement agreement. The Court also denied the indirect purchaser plaintiffs' motion for class certification in December 2024. Each of the direct and indirect purchaser plaintiffs have sought to appeal the Court's orders regarding class certification. The U.S. Court of Appeals for the Second Circuit denied the direct and indirect purchaser plaintiffs' petitions for leave to appeal in February and April 2025, respectively. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Québec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. In December 2021, the Superior Court of Québec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Ethylene Antitrust. The Company and other ethylene consumers were named as defendants in a civil lawsuit filed by Shell Chemical Europe B.V. ("SCE") in March 2023 in the District Court of Amsterdam, the Netherlands, following the European Commission Decision AT.40410 - Ethylene from July 14, 2020 (the "European Commission Decision"). The lawsuit alleges the defendants conspired to lower the purchase price for ethylene and ethylene derivatives during the specified period by manipulating the monthly contract price. SCE seeks a judgment establishing that the Company and the co-defendants are jointly and severally liable for alleged damages in the amount of approximately €1,026 million with interest compounding daily from January 1, 2020 and continuing until payment in full, as provided by Dutch law, as well as reimbursement of costs related to the proceeding plus statutory interest. The Company and other ethylene consumers were also named as defendants in a civil lawsuit filed by Stichting Ethylene Claims ("Stichting") in November 2023 in the District Court of Amsterdam, the Netherlands, following the European Commission Decision. Stichting is a foundation under Dutch Law that claims to represent various parties asserting injury by the same alleged conduct of defendants, seeking a declaratory judgment establishing that the Company and other defendants are jointly and severally liable for an unspecified amount of damages. The Company and certain of its subsidiaries, including Westlake Germany GmbH & Co. KG, Westlake Vinnolit GmbH & Co. KG and Westlake Vinnolit Holdings GmbH, along with other ethylene consumers, were also named as defendants in a civil lawsuit filed by BASF SE and BASF Antwerpen N.V. (together "BASF") in December 2024 and in January 2025 in the District Court of Munich, Germany, following the same European Commission Decision. BASF seeks alleged damages of €1,397 million from the defendants, plus statutory interest accruing from the date of each relevant transaction (estimated to be approximately €1 billion as of March 31, 2025), due to an alleged cartel-induced undercharge for certain ethylene sales to the defendants and third parties during the period identified in the European Commission's Decision and for 24 months thereafter. The Company and certain of its subsidiaries, including Westlake Germany GmbH & Co. KG, Westlake Vinnolit GmbH & Co. KG and Westlake Vinnolit Holdings GmbH, along with other ethylene consumers, were also named as defendants in a civil lawsuit filed by Total Energies Petrochemicals France and TotalEnergies Petrochemicals & Refining SA (together "Total") in February 2025 in the District Court of Amsterdam, the Netherlands, following the European Commission Decision. Total seeks alleged damages of €625 million from the defendants, plus statutory interest accruing from the date of each relevant transaction, due to an alleged cartel-induced undercharge for certain ethylene sales to the defendants and third parties during the period identified in the European Commission Decision and for 24 months thereafter. Additionally, Total seeks a declaratory judgment establishing that the Company and other defendants are jointly and severally liable for unspecified amount of damages relating to the effect of the alleged cartel-induced undercharges on Total's polyethylene sales. The Company and certain of its subsidiaries, including Westlake Germany GmbH & Co. KG, Westlake Vinnolit GmbH & Co. KG and Westlake Vinnolit Holdings GmbH, along with other ethylene consumers, were also named as defendants in a civil lawsuit filed by Dow Europe GmbH, Dow Chemical Iberica S.L., Dow Deutschland Anlagengesellschaft mbH and Dow Benelux B.V. (collectively, "Dow") in April 2025 in the District Court of Munich, Germany following the European Commission Decision. Dow seeks alleged damages of €767 million from the defendants, plus statutory interest accruing from the date of each relevant transaction, due to an alleged cartel-induced undercharge for certain ethylene sales to the defendants and third parties during the period identified in the European Commission Decision and for 24 months thereafter. At this time, the Company is not able to estimate the impact, if any, that the SCE lawsuit, the Stichting lawsuit, the BASF lawsuit, the Total lawsuit, and/or the Dow lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
PVC Pipe Antitrust. The Company and other manufacturers of PVC pipe have been named as defendants in nine putative class action civil lawsuits (collectively, the "PVC Pipe Antitrust Lawsuits"), all filed in the U.S. District Court for the Northern District of Illinois between August 2024 and April 2025. Other defendants named in one or more of the lawsuits include Atkore, Inc., Cantex, Inc., Diamond Plastics Corporation, IPEX USA LLC, J-M Manufacturing Company, Inc. (d/b/a JM Eagle), National Pipe & Plastics, Inc., Northern Pipe Products, Inc., Oil Price Information Service, LLC ("OPIS"), Otter Tail Corporation, PipeLife Jetstream, Inc., Prime Conduit, Inc., Sanderson Pipe Corporation, Southern Pipe, Inc., Westlake Pipe & Fittings Corporation, and Vinyltech Corporation. The plaintiffs in three originally separately filed lawsuits filed a single consolidated amended complaint in October 2024 on behalf of a putative class of non-converter seller purchasers and allege that PVC pipe manufacturers conspired with each other, an industry publication (OPIS), and certain PVC pipe distributors to fix, raise, maintain and stabilize the domestic prices of PVC pipe, resulting in the plaintiffs paying artificially high prices for PVC pipe purchased from non-manufacturer pipe sellers. These plaintiffs assert various claims under Section 1 of the Sherman Act and the competition laws of multiple states, and seek injunctive relief, treble damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. The plaintiffs in two other suits purport to represent direct purchasers of PVC pipe from pipe manufacturers and allege the manufacturers conspired with each other and OPIS to fix, raise, maintain and stabilize the domestic prices of PVC pipe, resulting in the direct purchasers paying artificially high prices for PVC pipe. These plaintiffs assert claims under Section 1 and/or Section 3 of the Sherman Act, and seek injunctive relief, treble damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. The plaintiffs in the remaining lawsuits allege the same general conspiracy as the other plaintiffs and also seek to represent a separate end user class of indirect purchasers, asserting two claims under Section 1 of the Sherman Act and violations of various state competition and consumer protection laws, and seek injunctive relief, treble damages of undisclosed amounts, equitable relief, attorneys' fees and costs. At this time, the Company is not able to estimate the impact, if any, that the PVC Pipe Antitrust Lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Triad Hunter. In April 2018, Triad Hunter, LLC ("Triad Hunter") filed suit against the Company and certain of its subsidiaries in the Court of Common Pleas in Monroe County, Ohio seeking injunctive relief and alleging negligence and trespass at the Natrium Plant with respect to Triad Hunter's well drilling activities in Ohio. On October 27, 2022, the jury returned a verdict finding that the Company had committed trespass and was negligent in conducting salt mining operations at the Natrium Plant. The court subsequently denied Triad Hunter's request to enjoin further solution mining from one of the brine fields at the Natrium Plant. On September 12, 2023, final judgment was entered in the amount of $70 with interest accruing at the rate of 5% from the date the judgment was rendered, as provided by law. Following the Company's appeal, the intermediate appellate court affirmed the trial court's judgment and the Ohio Supreme Court subsequently denied the Company's petition for review. As of March 31, 2025, the Company had reserved approximately $76 for the damages awarded to Triad Hunter. On April 16, 2025, the Company filed a motion in the trial court for partial relief from that judgment, challenging approximately $30 of the jury's verdict based on newly discovered evidence. That motion is currently pending.
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
In May 2024, a trial court in Manaus, Brazil issued a decision awarding damages to Brazilian company Di Gregorio Navegacao, Ltda ("Di Gregorio") in a lawsuit filed by Di Gregorio against PPG relating to an explosion on November 9, 1998 that destroyed the M/V DG Harmony and her cargo, which included PPG-owned calcium hypochlorite (the "Di Gregorio Lawsuit"). The decision awarded damages to Di Gregorio in the approximate amount of R$550 million (Brazilian real), plus a monetary adjustment and interest (based on SELIC) accruing from April 3, 2006, as well as 20% for legal fees and a small procedural fine. The parties to the lawsuit are waiting on the trial court's Accounting Department to release the aggregate judgment amount. PPG appealed the trial court's decision and the Amazonas Court of Appeals issued a decision affirming in part the trial court's decision. PPG is expected to appeal to the Brazilian Superior Court of Justice. PPG asserts that the Company and certain of its subsidiaries are responsible for any judgment in the Di Gregorio Lawsuit.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
On June 13, 2024, PPG filed a lawsuit against the Company, Axiall and Eagle Spinco in Delaware Chancery Court, and later amended its petition and added Westlake US 2 LLC as a defendant. In this lawsuit, PPG generally asks the court to find that the defendants: (1) breached the Separation Agreement; (2) may not abandon the defense of the Di Gregorio Lawsuit; (3) must acknowledge that they are solely responsible for the liabilities and defense costs of the Di Gregorio Lawsuit; (4) must handle and resolve the Di Gregorio Lawsuit without access to PPG's insurance rights; and (5) must take all steps necessary to protect PPG and its affiliates from any enforcement action or harm brought by the Di Gregorio Lawsuit. The Company is defending the Delaware litigation and has asserted counterclaims against PPG seeking (1) damages relating to PPG's breach of the Separation Agreement and (2) a declaration that PPG is not entitled to indemnification for the Di Gregorio Lawsuit unless it engages in efforts to pursue relevant insurance claims and assigns to Eagle Spinco its rights to those claims.
At this time, the Company is not able to estimate the impact that the Delaware lawsuit and Eagle Spinco's contractual obligations related to the lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Contingencies. As of March 31, 2025 and December 31, 2024, the Company had reserves for environmental contingencies totaling approximately $70 and $72, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and, if necessary, remediation, of such environmental contingencies, and the potential for technological and regulatory developments.
Calvert City Proceedings. As the current owner of the Calvert City, Kentucky facility, the Company was named by the Environmental Protection Agency (the "EPA") as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 along with Goodrich Corporation ("Goodrich") and its successor-in-interest, Avient Corporation (formerly known as PolyOne Corporation, "Avient"). In October 2019, the PRPs received special notice letters for the remedial action phase of work at the site. On September 17, 2020, the EPA and the Department of Justice filed a proposed consent decree for the remedial action with the U.S. District Court for the Western District of Kentucky. On November 16, 2020, the Department of Justice filed a motion to approve and enter the consent decree. On January 28, 2021, the Court granted the unopposed motion to enter the consent decree, which became effective the same day. The allocation of liability for remedial and operation and maintenance costs at the Calvert City site is governed by a series of agreements between the Company, Goodrich and Avient.
In March 2022, the Company filed a demand for arbitration seeking reimbursement for certain allocable costs incurred during the applicable period since May 2017, and which Avient has failed to pay or disputed under these agreements. In April 2022, Avient filed a complaint in the federal district court for the Western District of Kentucky disputing the enforceability of one of the agreements and seeking to enjoin arbitration. Avient claims that the allocable costs at issue are up to $22, for which Avient claims the Company is totally liable. On September 30, 2023, the court granted the Company's request for summary judgment, but the arbitration proceeding remains stayed pending the resolution of Avient's appeal. The Company disputes Avient's claims and believes it is unlikely that any remediation costs allocable to it would result in material expenditures in any individual reporting period.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Sulphur Mines Dome. The Company owns salt solution-mining caverns at the Sulphur Mines Dome in Sulphur, Louisiana. The Louisiana Department of Energy and Natural Resources ("LDENR") issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's brine caverns. The compliance order and supplements thereto have required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation of potential impacts in the event of future cavern pressure anomalies or failures. In June 2024, the Company's cavern experienced a pressure event, requiring increased rates of brine injection to maintain cavern stability. Citing the recent pressure event, LDENR ordered the Company to begin construction of a dome-wide containment structure. The capital costs and expenditures required to comply with the compliance orders and supplements have been and will continue to be incurred. In response to these orders, the Company reserved approximately $32 in connection with monitoring wells and other remedial activities. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements either in the current period or in future periods.
In April 2023, Yellow Rock LLC ("Yellow Rock") filed a petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging negligence and breach of duties related to the operations and maintenance of caverns at the Sulphur Mines Dome. In November 2024, Yellow Rock filed an amended petition naming additional defendants, including PPG, Lonquist & Co. LLC and Lonquist Field Services, LLC, and asserting additional allegations that the defendants' operations of assets at the Sulphur Mines Dome interfered with and prevented Yellow Rock's development of oil and gas assets including alleged damages in excess of $100. At this time, the Company is not able to estimate the impact that this lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
14. Segment Information
The Company operates in two principal operating segments, which are the Company's reportable segments, Performance and Essential Materials and Housing and Infrastructure Products. These segments are strategic business units that offer a variety of different materials and products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended March 31,
	2025	2024
Net external sales
Performance and Essential Materials
Performance Materials	$1,056	$1,164
Essential Materials	794	767
Total Performance and Essential Materials	1,850	1,931
Housing and Infrastructure Products
Housing Products	838	879
Infrastructure Products	158	165
Total Housing and Infrastructure Products	996	1,044
Total reportable segments and consolidated	$2,846	$2,975

Intersegment sales
Performance and Essential Materials	$108	$111
Housing and Infrastructure Products	—	—
Total reportable segments	$108	$111

Significant segment expenses
Performance and Essential Materials
Raw material, energy, manufacturing and logistics costs	$1,784	$1,708
Depreciation and amortization	214	206
Total cost of sales	$1,998	$1,914
Selling, general and administrative expenses	103	92
Depreciation and amortization	13	14
Restructuring, transaction and integration-related costs	7	—
Total selling, general and administrative expenses	$123	$106

Housing and Infrastructure Products
Raw material, energy, manufacturing and logistics costs	$687	$676
Depreciation and amortization	35	32
Total cost of sales	$722	$708
Selling, general and administrative expenses	108	104
Depreciation and amortization	18	18
Restructuring, transaction and integration-related costs	—	4
Total selling, general and administrative expenses	$126	$126

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2025	2024
Income (loss) from operations
Performance and Essential Materials	$(163)	$22
Housing and Infrastructure Products	148	210
Total reportable segments	$(15)	$232

Depreciation and amortization
Performance and Essential Materials	$227	$220
Housing and Infrastructure Products	53	50
Total reportable segments	280	270
Corporate and other	3	3
Consolidated	$283	$273

Other income, net
Performance and Essential Materials	$9	$11
Housing and Infrastructure Products	2	4
Total reportable segments	11	15
Corporate and other	26	35
Consolidated	$37	$50

Provision for (benefit from) income taxes
Performance and Essential Materials	$(36)	$(11)
Housing and Infrastructure Products	33	56
Total reportable segments	(3)	45
Corporate and other	4	3
Consolidated	$1	$48

Capital expenditures
Performance and Essential Materials	$212	$230
Housing and Infrastructure Products	34	37
Total reportable segments	246	267
Corporate and other	2	5
Consolidated	$248	$272

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
A reconciliation of total reportable segments income from operations to consolidated income before income taxes is as follows:

	Three Months Ended March 31,
	2025	2024
Total reportable segments income from operations	$(15)	$232
Corporate and other loss from operations	(17)	(9)
Interest expense	(39)	(40)
Other income, net	37	50
Income before income taxes	$(34)	$233

	March 31, 2025	December 31, 2024
Total assets
Performance and Essential Materials (1)	$13,338	$13,151
Housing and Infrastructure Products	5,019	4,855
Total reportable segments	18,357	18,006
Corporate and other	2,354	2,744
Consolidated	$20,711	$20,750
______________________________
(1)Includes equity method investments of $1,075 and $1,081 as of March 31, 2025 and December 31, 2024, respectively.
15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of March 31, 2025, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of March 31, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Corporation included in Westlake Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Form 10-K"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms refer to Westlake Corporation ("Westlake" or the "Company"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
Since 2022, our European and North American businesses have been impacted by reduced demand and lower prices due to macroeconomic conditions such as the war in Ukraine, volatility in energy prices, slower GDP growth, inflation and higher interest rates. Furthermore, the lower-than-expected demand for performance and essential materials in Asia amid capacity build-up over the years have also impacted most of our product prices and demand in Europe and North America. In the near term, we expect that the uncertainty in import tariff regimes and trading relationships across the world, volatility in energy prices, inflation and other macroeconomic conditions will continue to impact margins and demand for most of our products.
Recent Developments
Tariffs and Trading Relationships
In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect the costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.
Antidumping and Countervailing Duty Investigations
In April 2024, the U.S. Epoxy Resin Producers Ad Hoc Coalition (the "Coalition"), of which we are a member, filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting the initiation of antidumping investigations regarding imports of certain epoxy resins from China, India, South Korea, Taiwan, and Thailand and countervailing duty investigations regarding imports of the same products from China, India, South Korea, and Taiwan. The U.S. Department of Commerce made its final determinations in March 2025. The U.S. International Trade Commission concluded its investigation in April 2025. In May 2025, the U.S. Department of Commerce is expected to impose antidumping and countervailing duty orders on imports of epoxy resins from South Korea and Taiwan and an antidumping order on imports of epoxy resins from Thailand.
In June 2024, the Coalition confidentially lodged an antidumping complaint with the European Commission requesting the initiation of an antidumping investigation concerning imports of epoxy resins into the European Union market originating in China, South Korea, Taiwan and Thailand. In July 2024, the European Commission published in the EU Official Journal a notice initiating an antidumping investigation concerning imports of epoxy resins originating in China, South Korea, Taiwan, and Thailand. In October 2024, the European Commission published a regulation requiring registration of imports subject to the investigation. The European Commission imposed provisional duties in late February 2025 and is expected to conclude the investigation by late August 2025.

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
Since 2022, we have continued to experience lower prices and weak demand for most of our performance and essential materials products globally. The ongoing conflict between Russia and Ukraine since Russia's invasion of Ukraine in 2022, the conflict in the Middle East, slow economic growth in China and Europe, increases in bisphenol-A, epichlorohydrin and base epoxy resin exports out of Asia into European and North American markets, disruption of trade flows due to enactment of duties and tariffs and related uncertainties, overcapacity in all the regions of PVC resin, polyethylene, chlor-alkali and epoxy , and volatility in natural gas, electricity and crude oil prices could have a continuing negative impact on the performance of Performance and Essential Materials businesses.
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
Factors that have caused volatility in our raw material prices, energy costs and other production costs in the past, and which may do so in the future, include significant fluctuation in prices of these raw materials in response to, among other things, variable worldwide supply and demand across different industries, speculation in commodities futures, general economic, business or environmental conditions, labor costs, competition, import duties impacting our cross-border trades within North America, enactment of tariffs and related uncertainties, worldwide currency fluctuations, freight, inflationary pressures, regulatory costs, and product and process evolutions that impact demand for the same materials. Increasing raw material prices directly impact our cost of sales and our ability to maintain margins depends on implementing price increases in response to increasing raw material costs. The market for our products may or may not accept price increases, and as such, our future financial condition, results of operations or cash flows could be materially impacted.

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

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the three months ended March 31, 2025 and 2024.
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

	Three Months Ended March 31,
	2025	2024

	(in millions of dollars, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,056	$1,164
Essential Materials	794	767
Total Performance and Essential Materials	1,850	1,931
Housing and Infrastructure Products
Housing Products	838	879
Infrastructure Products	158	165
Total Housing and Infrastructure Products	996	1,044
	$2,846	$2,975

Income (loss) from operations
Performance and Essential Materials	$(163)	$22
Housing and Infrastructure Products	148	210
Corporate and other	(17)	(9)
Total income (loss) from operations	(32)	223
Interest expense	(39)	(40)
Other income, net	37	50
Provision for income taxes	1	48
Net income (loss)	(35)	185
Net income attributable to noncontrolling interests	5	11
Net income (loss) attributable to Westlake Corporation	$(40)	$174
Diluted earnings (loss) per share	$(0.31)	$1.34
EBITDA (1)	$288	$546
Free Cash Flow (2)	$(325)	$(103)
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2025
	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Performance and Essential Materials	-2%	-2%
Housing and Infrastructure Products	-3%	-2%
Company average	-2%	-2%

Three Months Ended March 31, 2025
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+59%
Feedstock (Ethane)	+42%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024

	(in millions of dollars)
Net cash provided by (used for) operating activities	$(77)	$169
Changes in operating assets and liabilities and other	41	(6)
Deferred income taxes	1	22
Net income (loss)	(35)	185
Less:
Other income, net	37	50
Interest expense	(39)	(40)
Provision for income taxes	(1)	(48)
Income (loss) from operations	(32)	223
Add:
Depreciation and amortization	283	273
Other income, net	37	50
EBITDA	$288	$546
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024

	(in millions of dollars)
Net cash provided by (used for) operating activities	$(77)	$169
Less:
Additions to property, plant and equipment	248	272
Free cash flow	$(325)	$(103)

Summary
For the quarter ended March 31, 2025, Westlake Corporation incurred a net loss of $40 million, or $(0.31) per diluted share, on net sales of $2,846 million. This represents a decrease in net income attributable to Westlake Corporation of $214 million, or $1.65 per diluted share, compared to the quarter ended March 31, 2024 net income attributable to Westlake Corporation of $174 million, or $1.34 per diluted share, on net sales of $2,975 million. Loss from operations was $32 million for the quarter ended March 31, 2025, as compared to income of $223 million for the quarter ended March 31, 2024, a decrease of $255 million in income from operations. The decrease in net income and income from operations was primarily due to lower sales prices for many of our products across both segments, including PVC resin, chlorine and pipe and fittings, lower sales volumes for polyethylene and PVC resin and higher energy and feedstock costs. The lower sales prices and demand resulted from weak global industrial and manufacturing activity. These decreases were slightly offset by higher caustic soda sales volumes. Net sales decreased by $129 million to $2,846 million in the quarter ended March 31, 2025 from $2,975 million in the quarter ended March 31, 2024, primarily due to lower sales prices for PVC resin, chlorine and pipe and fittings and lower sales volumes for polyethylene and PVC resin, which were partially offset by higher caustic soda volumes.
RESULTS OF OPERATIONS
First Quarter 2025 Compared with First Quarter 2024
Net Sales. Net sales decreased by $129 million, or 4%, to $2,846 million in the first quarter of 2025 from $2,975 million in the first quarter of 2024. Average sales prices for the first quarter of 2025 decreased by 2% as compared to the first quarter of 2024 as a result of lower sales prices for many of our products across both segments, including PVC resin, chlorine and pipe and fittings. Sales volumes decreased by 2% in the first quarter of 2025 as compared to the first quarter of 2024, due to lower sales volumes for polyethylene and PVC resin, which were partially offset by higher caustic soda volumes.
Gross Profit. Gross profit margin was 8% in the first quarter of 2025 as compared to 16% in the first quarter of 2024. The decrease in gross profit margin was primarily due to lower sales prices for most of our products across both segments and higher energy and feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $18 million to $227 million in the first quarter of 2025 from $209 million in the first quarter of 2024. This increase was mainly due to higher allowance for credit losses, legal and other consulting costs, and technology related expenses.
Amortization of Intangibles. Amortization expense in the first quarter of 2025 was consistent with the first quarter of 2024.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $7 million in the first quarter of 2025 compared to $4 million in the first quarter of 2024. The first quarter of 2025 and 2024 costs primarily represent mothballing and plant closure related costs.
Interest Expense. Interest expense in the first quarter of 2025 was comparable to the first quarter of 2024.
Other Income, Net. Other income, net decreased by $13 million to $37 million in the first quarter of 2025 from $50 million in the first quarter of 2024, primarily due to lower interest income resulting from the lower average cash and cash equivalent balances and lower interest rates in the first quarter of 2025 as compared to the first quarter of 2024.
Income Taxes. The effective income tax rate was (2.9)% for the first quarter of 2025 as compared to 20.6% for the first quarter of 2024. The effective tax rate in the first quarter of 2025 was lower compared to the first quarter of 2024 primarily due to an increase in the valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss for which no tax benefit can be recognized associated with the pre-tax loss in the first quarter of 2025.

Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $81 million, or 4%, to $1,850 million in the first quarter of 2025 from $1,931 million in the first quarter of 2024. Average sales prices for the Performance and Essential Materials segment decreased by 2% in the first quarter of 2025 as compared to the first quarter of 2024. Lower Performance Materials sales prices were primarily due to lower PVC resin and epoxy resin sales prices. Lower Essential Materials sales prices were primarily due to lower chlorine sales prices. Sales volumes for the Performance and Essential Materials segment decreased by 2% in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to lower PVC resin and polyethylene sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $185 million to a loss of $163 million in the first quarter of 2025 from income of $22 million in the first quarter of 2024. This decrease in income from operations in the first quarter of 2025, as compared to the first quarter of 2024, was primarily due to lower sales prices for most of our major products in this segment, particularly PVC resin, chlorine and epoxy resin, lower sales volumes for PVC resin and polyethylene, impact of Petro 1 turnaround activities and higher North American natural gas and feedstock costs, driven in part by winter storms early in the quarter. These decreases were partially offset by higher sales volumes for caustic soda.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $48 million, or 5%, to $996 million in the first quarter of 2025 from $1,044 million in the first quarter of 2024. Average sales prices for the Housing and Infrastructure Products segment decreased by 3% in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to lower sales prices for pipe and fittings and siding and trim. Sales volumes for the Housing and Infrastructure Products segment decreased by 2% in the first quarter of 2025 as compared to the first quarter of 2024 primarily due to lower demand for pipe and fittings and siding and trim.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $62 million to $148 million in the first quarter of 2025 from $210 million in the first quarter of 2024. This decrease in income from operations in the first quarter of 2025, as compared to the first quarter of 2024, was primarily due to lower sales price and margins, due to an unfavorable shift in sales mix, and lower sales volume, particularly in pipe and fittings, partly due to winter storms early in the quarter.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
Cash Flows
Operating Activities
Operating activities used cash of $77 million in the first three months of 2025 compared to cash provided by operating activities of $169 million in the first three months of 2024. The $246 million decrease in cash flows from operating activities was mainly due to lower prices and demand for most of our products, cash used in connection with the turnaround of Petro 1 ethylene facility in Lake Charles and a favorable change in working capital in the three months ended March 31, 2025. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $135 million in the first three months of 2025, compared to $177 million of cash used in the first three months of 2024, a favorable change of $42 million. The favorable change in the first three months of 2025 was substantially driven by the higher accounts payable and accrued and other liabilities due to the impact of the Petro 1 turnaround activities and the timing of related payments in the first three months of 2025 and also due to higher feedstock and energy purchase costs during the three months ended March 31, 2025.
Investing Activities
Net cash used for investing activities in the first three months of 2025 was $434 million as compared to net cash used for investing activities of $272 million in the first three months of 2024. The increase in cash used for investing activities in the first three months of 2025 as compared to the first three months of 2024 was primarily related to the 2025 purchase of $183 million of investments comprising corporate bonds and U.S. government debt securities, among others. Capital expenditures were $248 million in the first three months of 2025 as compared to $272 million in the first three months of 2024. Capital expenditures in the first three months of 2025 and 2024 were primarily related to projects to increase production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.

Financing Activities
Net cash used for financing activities during the first three months of 2025 was $115 million as compared to net cash used for financing activities of $74 million in the first three months of 2024. The financing activities during the first three months of 2025 included the payment of $68 million of cash dividends, the repurchase of $30 million of our outstanding common stock for treasury and $10 million of cash distributions to noncontrolling interests. The financing activities in the first three months of 2024 included the payment of $65 million of cash dividends and $10 million of cash distributions to noncontrolling interests.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, available-for-sale securities, cash from operations, short-term borrowings under our credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. During the three months ended March 31, 2025, we repurchased 279,771 shares of common stock for an aggregate purchase price of $30 million under the 2014 Program. As of March 31, 2025, we had repurchased 9,482,402 shares of our common stock for an aggregate purchase price of approximately $664 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of March 31, 2025.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures and turnaround activities. We commenced the planned maintenance turnaround at our Petro 1 ethylene facility in the first quarter of 2025, which concluded in April 2025. Funding of any potential large expansions such as our recent acquisitions or potential future acquisitions or the redemption of debt may likely necessitate, and therefore depend on, our ability to obtain additional financing in the future. We may not be able to access additional liquidity at favorable interest rates due to volatility of the commercial credit markets.
Cash and Cash Equivalents and Available-For-Sale Securities
As of March 31, 2025, our cash and cash equivalents totaled $2,297 million.
As of March 31, 2025, our available-for-sale securities totaled $183 million. See Note 2 to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our available-for-sale securities.
In addition to our cash and cash equivalents, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of March 31, 2025, the carrying value of our indebtedness totaled $4,592 million. See Note 7 to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness.
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

Our long-term debt consisted of the following as of March 31, 2025:

	Principal Amount (in millions of dollars)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	$750	August 2016	August 2026	May 15, 2026	(1) (4)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(6)
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	758	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(5)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (4)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	5	March 2021	March 2026		(7)
Total long-term debt	$4,674
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

(6)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at March 31, 2025 was 3.00%.
(7)    The 2026 Term Loan has a 5-year maturity and includes a government rate subsidy. The interest rate on the 2026 Term Loan as of March 31, 2025 was 1.08%.
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
As of March 31, 2025, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of March 31, 2025, we were in compliance with the total leverage ratio financial maintenance covenant.
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
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of March 31, 2025, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.

Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of March 31, 2025, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated from the financial statements upon consolidation.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements included in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including expected date of adoption and estimated effect on results of operations and financial condition.

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
•increased costs and other effects of tariffs imposed by the U.S. government, and any effects on trading relationships among the United States and other countries; and
•results of mothballing of the AC and ECH Units (such as timing and amount of recognition of related costs, expectation of improvement of the financial performance of our Pernis, Netherlands site).

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2024 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:
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
•changes in laws or regulations, including trade policies and tariffs imposed on or by foreign jurisdictions;
•disruptions in global trade, including as a result of tariffs, trade restrictions, retaliatory trade measures or the effect of such actions on trading relationships between the United States and other countries;
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps, futures, forwards and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2025, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on our income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2025, we had $4,658 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $47 million. Also, at March 31, 2025, we had $16 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $16 million as of March 31, 2025 was 2.35%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at March 31, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at March 31, 2025. The arrangement is scheduled to settle in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2024 Form 10-K, filed on February 25, 2025, contained a description of various legal proceedings in which we are involved. See Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for an updated description of certain of those proceedings, which information is incorporated by reference herein.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of March 31, 2025), please see the 2024 Form 10-K and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q, in addition to the following:
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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2024 Form 10-K. The risks described in the report and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2025	—	$—	—	$416,172,903
February 2025	95,724	111.32	—	416,172,903
March 2025	279,849	107.21	279,771	386,178,956
	375,573	$108.26	279,771
_____________
(1)    Includes 95,724 and 78 shares withheld in February 2025 and March 2025, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan (as amended and restated effective May 11, 2023).
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. During the three months ended March 31, 2025, 279,771 shares of our common stock were repurchased for an aggregate purchase price of $30 million under the 2014 Program. As of March 31, 2025, 9,482,402 shares of our common stock had been acquired at an aggregate purchase price of approximately $664 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CORPORATION

Date:	May 2, 2025	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2025	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)