Form 10-Q
period 2025-06-30
WESTLAKE CORP
filed 2025-08-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 30, 2025 was 128,246,266.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,085	$2,919
Available-for-sale securities	192	—
Accounts receivable, net	1,832	1,483
Inventories	1,731	1,697
Prepaid expenses and other current assets	106	115
Total current assets	5,946	6,214
Property, plant and equipment, net	8,827	8,633
Operating lease right-of-use assets	824	801
Goodwill	2,044	2,031
Customer relationships, net	785	820
Other intangible assets, net	454	462
Equity method investments	1,074	1,081
Other assets, net	852	708
Total assets	$20,806	$20,750
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$926	$851
Accrued and other liabilities	1,477	1,368
Total current liabilities	2,403	2,219
Long-term debt, net	4,654	4,556
Deferred income taxes	1,524	1,553
Pension and other post-retirement benefits	325	304
Operating lease liabilities	731	713
Other liabilities	378	362
Total liabilities	10,015	9,707
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2025 and December 31, 2024, respectively	1	1
Common stock, held in treasury, at cost; 6,412,294 and 6,424,366 shares at June 30, 2025 and December 31, 2024, respectively	(484)	(467)
Additional paid-in capital	662	656
Retained earnings	10,163	10,481
Accumulated other comprehensive loss	(64)	(144)
Total Westlake Corporation stockholders' equity	10,278	10,527
Noncontrolling interests	513	516
Total equity	10,791	11,043
Total liabilities and equity	$20,806	$20,750
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,953	$3,207	$5,799	$6,182
Cost of sales	2,695	2,543	5,309	5,052
Gross profit	258	664	490	1,130
Selling, general and administrative expenses	221	224	448	433
Amortization of intangibles	31	30	61	60
Restructuring, transaction and integration-related costs	115	4	122	8
Income (loss) from operations	(109)	406	(141)	629
Other income (expense)
Interest expense	(40)	(41)	(79)	(81)
Other income, net	24	59	61	109
Income (loss) before income taxes	(125)	424	(159)	657
Provision for income taxes	6	101	7	149
Net income (loss)	(131)	323	(166)	508
Net income attributable to noncontrolling interests	11	10	16	21
Net income (loss) attributable to Westlake Corporation	$(142)	$313	$(182)	$487
Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$(1.11)	$2.42	$(1.42)	$3.77
Diluted	$(1.11)	$2.40	$(1.42)	$3.75
Weighted average common shares outstanding:
Basic	128,238,514	128,576,735	128,273,332	128,468,359
Diluted	128,238,514	129,350,720	128,273,332	129,185,545
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions of dollars)
Net income (loss)	$(131)	$323	$(166)	$508
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	1	1	1	2
Foreign currency translation adjustments
Foreign currency translation	51	(17)	57	(50)
Income tax (provision) benefit on foreign currency translation	18	(2)	26	(6)
Other comprehensive income (loss), net of income taxes	70	(18)	84	(54)
Comprehensive income (loss)	(61)	305	(82)	454
Comprehensive income attributable to noncontrolling interests, net of tax of $0 and $1 for the three months ended June 30, 2025 and 2024; and net of tax of $1 and $2 for the six months ended June 30, 2025 and 2024, respectively	15	9	20	18
Comprehensive income (loss) attributable to Westlake Corporation	$(76)	$296	$(102)	$436
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2024	134,651,380	$1	6,424,366	$(467)	$656	$10,481	$(144)	$516	$11,043
Net income (loss)	—	—	—	—	—	(40)	—	5	(35)
Other comprehensive income	—	—	—	—	—	—	14	—	14
Common stock repurchased	—	—	279,771	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(290,126)	13	(13)	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2025	134,651,380	$1	6,414,011	$(484)	$650	$10,373	$(130)	$511	$10,921
Net income (loss)	—	—	—	—	—	(142)	—	11	(131)
Other comprehensive income	—	—	—	—	—	—	66	4	70
Shares issued—stock-based compensation	—	—	(1,717)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12	—	—	—	12
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Balances at June 30, 2025	134,651,380	$1	6,412,294	$(484)	$662	$10,163	$(64)	$513	$10,791
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024

	(in millions of dollars)
Cash flows from operating activities
Net income (loss)	$(166)	$508
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	578	552
Stock-based compensation expense	19	20
Loss from disposition and write-off of property, plant and equipment	16	13
Deferred income taxes	(19)	(58)
Other gains, net	20	(9)
Changes in operating assets and liabilities
Accounts receivable	(308)	(224)
Inventories	(15)	(74)
Prepaid expenses and other current assets	12	10
Accounts payable	92	53
Accrued and other liabilities	78	(218)
Other, net	(249)	(167)
Net cash provided by operating activities	58	406
Cash flows from investing activities
Additions to investments in unconsolidated subsidiaries	(22)	(1)
Additions to property, plant and equipment	(515)	(503)
Purchase of available-for-sale securities	(192)	—
Other, net	3	9
Net cash used for investing activities	(726)	(495)
Cash flows from financing activities
Distributions to noncontrolling interests	(23)	(21)
Dividends paid	(136)	(130)
Repurchase of common stock for treasury	(30)	—
Other, net	(8)	5
Net cash used for financing activities	(197)	(146)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30	(26)
Net decrease in cash, cash equivalents and restricted cash	(835)	(261)
Cash, cash equivalents and restricted cash at beginning of period	2,935	3,319
Cash, cash equivalents and restricted cash at end of period	$2,100	$3,058
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024, and the changes in its cash position for the six months ended June 30, 2025 and 2024.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No.2023-09)
In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update No. 2023-09 to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating this standard and does not expect the adoption to have a material impact on the Company's consolidated financial statements. The Company expects the adoption of this standard to result in additional disclosures.
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
Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (ASU 2023-05)
In August 2023, the FASB issued accounting standards update No. 2023-05 to address the accounting for contributions made to a joint venture, upon formation, in a joint venture's financial statements, and to (1) provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture's financial statements and (2) reduce diversity in practice. Under the ASU, upon formation, a joint venture should recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with guidance for business combinations). The amendments in this update become effective for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The Company adopted this accounting standard effective January 1, 2025 and the adoption did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Company had $2 and $1,009 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2025 and December 31, 2024, respectively. Due to the short-term nature of such securities, the Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $15 and $16 at June 30, 2025 and December 31, 2024, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.

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
The Company had no available-for-sale securities at December 31, 2024. Investments in securities at June 30, 2025 consisted of available-for-sale debt securities.

	June 30, 2025	December 31, 2024
Available-for-sale securities	$192	$—
The cost, fair value and fair value levels of the Company's available-for-sale debt securities were as follows:

	June 30, 2025
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$82	$82	Level 2
U.S. government treasury securities	52	52	Level 2
U.S. federal agency securities	16	16	Level 2
Asset-backed securities	34	34	Level 2
Supranational securities	8	8	Level 2
Available-for-sale debt securities	$192	$192

Contractual maturities of debt securities
Within one year	$61	$61
One to five years	123	123
After ten years	8	8
Available-for-sale debt securities	$192	$192
The fair value of the available-for-sale debt securities are determined based on observable market-based inputs, such as quotes from financial reporting services. Unrealized and realized gains and losses, and accrued interest on available-for-sale debt securities for the six months ended June 30, 2025 were immaterial. As of June 30, 2025, no allowance for credit losses was recorded for these investments.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
3. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2025	December 31, 2024
Trade customers	$1,608	$1,339
Related parties	5	3
Allowance for credit losses	(27)	(27)
	1,586	1,315
Federal and state taxes	122	68
Other	124	100
Accounts receivable, net	$1,832	$1,483

4. Inventories
Inventories consist of the following:

	June 30, 2025	December 31, 2024
Finished products	$1,058	$1,047
Feedstock, additives, chemicals and other raw materials	418	395
Materials and supplies	255	255
Inventories	$1,731	$1,697
5. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Balances at December 31, 2024	$893	$1,138	$2,031
Effects of changes in foreign exchange rates	6	7	13
Balances at June 30, 2025	$899	$1,145	$2,044
Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount, and otherwise at least annually. There were no impairments of goodwill for the six months ended June 30, 2025. However, it is possible that future changes in the macroeconomic environment and related long-term forecast estimates could require the Company to record non-cash impairment charges.
6. Accounts Payable
Accounts payable consist of the following:

	June 30, 2025	December 31, 2024
Accounts payable—third parties	$886	$806
Accounts payable to related parties	16	16
Notes payable	24	29
Accounts payable	$926	$851

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
7. Long-Term Debt
Long-term debt consist of the following:

	June 30, 2025	December 31, 2024
3.60% senior notes due 2026	$750	$750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029	822	727
3.375% senior notes due 2030	300	300
3.50% senior notes due 2032	250	250
2.875% senior notes due 2041	350	350
5.00% senior notes due 2046	700	700
4.375% senior notes due 2047	500	500
3.125% senior notes due 2051	600	600
3.375% senior notes due 2061	450	450
Term loans due 2026	5	7
Total long-term debt, principal amount	4,738	4,645
Less:
Unamortized discount and debt issuance costs	81	83
Long-term debt, carrying value	4,657	4,562
Less current portion:
Current portion of long-term debt	3	6
Long-term debt, carrying value, net of current portion	$4,654	$4,556
Unamortized debt issuance costs on long-term debt were $30 and $32 at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the Company was in compliance with all of its long-term debt covenants.
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2025, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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
As of June 30, 2025, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2025 and 2024 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Total
Balances at December 31, 2024	$54	$(198)	$(144)
Net other comprehensive income attributable to Westlake Corporation	1	79	80
Balances at June 30, 2025	$55	$(119)	$(64)

Balances at December 31, 2023	$4	$(102)	$(98)
Net other comprehensive income (loss) attributable to Westlake Corporation	2	(53)	(51)
Balances at June 30, 2024	$6	$(155)	$(149)
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
The carrying and fair values of the Company's total long-term debt are summarized below:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,657	$3,932	$4,562	$3,836

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
10. Income Taxes
The effective income tax rate was (4.8)% for the three months ended June 30, 2025 as compared to 23.8% for the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 of (4.8)% was below the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, for which no tax benefit can be recognized, U.S. federal research and development credits available to the Company, state tax benefits and income attributable to noncontrolling interests, partially offset by an increase in reserves for uncertain tax positions and foreign taxes, and the impact of earnings mix across jurisdictions. These adjustments had an inflated impact on the effective income tax rate due to the pre-tax loss for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2024 was above the statutory rate of 21.0% primarily due to state and foreign taxes partially offset by U.S. federal research and development credits available to the Company.
The effective income tax rate was (4.4)% for the six months ended June 30, 2025 as compared to 22.7% for the six months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 was below the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, for which no tax benefit can be recognized, U.S. federal research and development credits available to the Company, state tax benefits and income attributable to noncontrolling interests, partially offset by an increase in reserves for uncertain tax positions and foreign taxes and the impact of earnings mix across jurisdictions. These adjustments had an inflated impact on the effective income tax rate due to the pre-tax loss for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2024 was above the statutory rate of 21.0% primarily due to state and foreign taxes partially offset by U.S. federal research and development credits available to the Company.
On October 8, 2021, the Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting released a statement indicating that its members had agreed to a Two Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy. Pillar One aims to reallocate a taxpayer's residual profits to the market jurisdictions with which the taxpayer has a nexus. Pillar One targets multinational companies with global annual revenue exceeding €20 billion and profit-to-revenue ratio of more than 10%. Based on the current threshold requirements, the Company does not expect to be subject to Pillar One. Pillar Two aims to establish a minimum global tax rate of 15%, assessed through a top-up tax imposed on a country-by-country basis. The impacts of Pillar Two have been recorded since 2024, the first year in which the rules took effect and are immaterial to the Company. The Company will however continue to closely monitor and evaluate Pillar Two developments, including recent statements made at the G7 in June 2025 that would exempt U.S. parented groups from Pillar Two by recognizing existing U.S. minimum tax rules and allowing the U.S. system and Pillar Two system to coexist.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting corporations. The OBBBA, among other changes, permanently reinstates the "bonus" depreciation provisions that allow for the immediate expensing of 100% of the cost of certain qualified property acquired and placed in service after January 19, 2025, permanently reinstates the elective immediate expensing of domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024 (with a special transition rule that allows accelerated deduction of the remaining unamortized balance of capitalized domestic research and experimental expenditures), and permanently relaxes the limitation on the deductibility of business interest effective for tax years beginning after December 31, 2024. The OBBBA also modifies certain international tax provisions effective for tax years beginning after December 31, 2025. The Company is currently evaluating the impact of these tax law changes and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law. At this time, the Company expects these tax law changes to reduce its cash tax without materially impacting its effective income tax rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Westlake Corporation	$(142)	$313	$(182)	$487
Less:
Net loss (income) attributable to participating securities	1	(2)	1	(2)
Net income (loss) attributable to common stockholders	$(141)	$311	$(181)	$485
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares—basic	128,238,514	128,576,735	128,273,332	128,468,359
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	—	773,985	—	717,186
Weighted average common shares—diluted	128,238,514	129,350,720	128,273,332	129,185,545

Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$(1.11)	$2.42	$(1.42)	$3.77
Diluted	$(1.11)	$2.40	$(1.42)	$3.75
Excluded from the computation of diluted earnings per share are options to purchase 1,007,138 and 171,487 shares of common stock for the three months ended June 30, 2025 and 2024, respectively, and 769,646 and 216,105 shares of common stock for the six months ended June 30, 2025 and 2024, respectively. Performance stock units assumed vesting of 168,724 and 191,441 for the three and six months ended June 30, 2025, respectively, are also excluded. These options and performance stock units were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends per common share	$0.5250	$0.5000	$1.0500	$1.0000

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
12. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of June 30, 2025, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the six months ended June 30, 2025 was as follows:

Investment in LACC
Balance at December 31, 2024	$1,018
Cash contributions	21
Depreciation and amortization	(29)
Balance at June 30, 2025	$1,010
Other Assets, Net
Other assets, net were $852 and $708 at June 30, 2025 and December 31, 2024, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $481 and $352 at June 30, 2025 and December 31, 2024, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,477 and $1,368 at June 30, 2025 and December 31, 2024, respectively. Accrued rebates and current portion of operating lease liabilities, which are components of accrued and other liabilities, were $208 and $136, respectively, at June 30, 2025 and $232 and $128, respectively, at December 31, 2024. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $31 and $26 at June 30, 2025 and December 31, 2024, respectively.
Restructuring, Transaction and Integration-Related Costs
For the three and six months ended June 30, 2025, the restructuring, transaction and integration-related expenses of $115, and $122, respectively, were primarily related to the closure of the Company's Pernis facility discussed below and the temporary cessation of operations of one of the production units at the Company's 95% owned joint venture located in China, which resulted in a charge of $7, included in the Performance and Essential Materials segment. For the three and six months ended June 30, 2024 the restructuring, transaction and integration-related expenses were $4 and $8, respectively.
Pernis Facility Closure
In July 2024, the Company approved a plan to mothball the allyl chloride ("AC") and epichlorohydrin ("ECH") units at the Company's site in Pernis, the Netherlands and recognized charges of approximately $75 related to mothballing of the AC and ECH units in the third quarter of 2024. The Company continued to operate the liquid epoxy resin ("LER") and bisphenol A ("BPA") units at the Pernis facility through June 2025. In June 2025, due to the continued deterioration of the Company's business in Europe, the Company revised the original mothballing plan and approved a plan to close and cease all the remaining operations at its Pernis facility including the LER and BPA units. The Company ceased the BPA unit operations in June 2025 and expects to cease the LER unit operations in the second half of 2025. In June 2025, the Company notified the affected employees at the Pernis facility of the Company's revised plan.
In addition to the previous charges related to the July 2024 mothballing, the Company recognized expected costs of $123 in the three months ended June 30, 2025 related to the closure of the Pernis facility. The additional costs recognized consist of charges for asset retirement obligations of $76, other plant shutdown related costs of $19 and employee severance and separation costs of $13, that are included in the restructuring, transaction and integration-related costs, and the write-down of inventory of $15, that is included as a component of cost of sales in the Company's consolidated statement of operations. The other plant shutdown costs include costs for contract termination, costs for services without future economic benefits, leases, and other costs associated with the plant shut down. The Company expects to recognize additional charges related to other plant shut down costs of approximately $64 and severance and separation costs of $14 in future periods in connection with the closure of the LER unit and other future events. The Company expects to complete the closure plan in 2030.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table sets forth the inventory write-downs and the accrual activity related to the closure of the Pernis facility included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets and the cumulative charges recognized:

	Asset Write-offs	Asset Retirement Obligations	Severance and Separation Costs	Other Plant Shutdown Costs	Total
Balances at December 31, 2024	$—	$23	$4	$44	$71
2025 charges and change in estimates	—	(7)	—	14	7
Cash paid	—	(1)	(1)	(2)	(4)
Foreign currency translation	—	1	—	2	3
Balances at March 31, 2025	$—	$16	$3	$58	$77
2025 charges	15	76	13	19	123
Cash paid	—	(1)	—	(7)	(8)
Inventory write-downs	(15)	—	—	—	(15)
Foreign currency translation	—	2	1	5	8
Balances at June 30, 2025	$—	$93	$17	$75	$185
Cumulative charges recognized as of June 30, 2025	$15	$93	$17	$80	$205
Non-cash Investing Activities
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $111 and $109 at June 30, 2025 and June 30, 2024, respectively.
Other Income, Net
The other income, net of $24 for the three months ended June 30, 2025 included interest income of $25, and other income, net of $59 for the three months ended June 30, 2024 included interest income and insurance recoveries of $39 and $10, respectively. Other income, net of $61 for the six months ended June 30, 2025 included interest income of $54, and other income, net of $109 for the six months ended June 30, 2024 included interest income and insurance recoveries of $79 and $10, respectively.
Supplemental Cash Flow Information

	Six Months Ended June 30,
	2025	2024
Cash paid for:
Interest	$75	$71
Income taxes, net of refunds	79	241
Operating lease information:
Right-of-use assets obtained in exchange for operating lease obligations	$90	$151

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
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. Each of the lawsuits is filed on behalf of the respective named plaintiff or plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the United States. The plaintiffs in the putative class for such direct purchasers sought $861 in single damages from the defendants, in addition to treble damages and attorney's fees. The plaintiffs in the putative class for such indirect purchasers sought approximately $500 in single damages from the defendants, in addition to treble damages and injunctive relief. The District Court has denied or rejected class certification for both the direct and indirect purchaser plaintiffs and the U.S. Court of Appeals for the Second Circuit denied the direct and indirect purchaser plaintiffs' petitions for leave to appeal in February and April 2025, respectively. Beginning in October 2020, similar class action proceedings were also filed in Canada before the Superior Court of Québec as well as before the Federal Court. These proceedings seek the certification or authorization of a class action on behalf of all residents of Canada who purchased caustic soda (including, in one of the cases, those who merely purchased products containing caustic soda) from October 1, 2015 through the present or such date deemed appropriate by the court. In December 2021, the Superior Court of Québec stayed its proceedings until after a final certification decision is released in the Federal Court proceedings. At this time, the Company is not able to estimate the impact, if any, that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Ethylene Antitrust. The Company and other ethylene consumers were the subject of a decision issued by the European Commission (Decision AT.40410 – Ethylene) on July 14, 2020 relating to the exchange of certain commercial and pricing-related information and in fixing a price element related to certain purchases of ethylene between December 2011 and March 2017 (the "European Commission Decision"). Following the decision, the Company and other ethylene consumers were named as defendants in a series of similar lawsuits, which generally allege that the defendants (i) conspired to lower the purchase price for ethylene and ethylene derivatives during the specified period by manipulating the monthly contract price and thus (ii) caused a cartel-induced undercharge for certain ethylene and/or ethylene derivative (in particular polyethylene) sales to the defendants and other third parties during the period identified in the European Commission Decision and for 24 months thereafter. Please see the 2024 Form 10-K and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2025 for a description of the lawsuits filed prior to May 1, 2025 (the "Existing Ethylene Antitrust Litigation"). The following additional lawsuits were filed on or after May 1, 2025:
•OMV Aktiengesellschaft and certain of its affiliates (together "OMV") filed a lawsuit in May 2025 in the District Court of Amsterdam, the Netherlands, seeking a declaratory judgment establishing that the Company and other defendants are jointly and severally liable for an unspecified amount of damages.
•Borealis GmbH ("Borealis") filed a lawsuit in July 2025 in the District Court of Amsterdam, the Netherlands, seeking a declaratory judgment establishing that the Company and other defendants are jointly and severally liable for an unspecified amount of damages.
•LyondellBasell Industries N.V. and certain of its affiliates (together "LBI") filed a lawsuit in July 2025 in the District Court of Amsterdam, the Netherlands, seeking alleged damages of €1,637 million from the defendants, plus statutory interest accruing from the date of each relevant transaction, as well as reimbursement of costs related to the proceeding.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
At this time, the Company is not able to estimate the impact, if any, that the Existing Ethylene Antitrust Litigation, the OMV lawsuit, the Borealis lawsuit and/or the LBI lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.
PVC Pipe Antitrust. The Company, certain of its subsidiaries and other manufacturers of PVC pipe have been named as defendants in ten putative class action civil lawsuits (collectively, the "PVC Pipe Antitrust Lawsuits"), all filed in the U.S. District Court for the Northern District of Illinois between August 2024 and June 2025. The plaintiffs in three originally separately filed lawsuits filed a single consolidated amended complaint in October 2024 on behalf of a putative class of non-converter seller purchasers and allege that PVC pipe manufacturers conspired with each other, an industry publication (OPIS), and certain PVC pipe distributors to fix, raise, maintain and stabilize the domestic prices of PVC pipe, resulting in the plaintiffs paying artificially high prices for PVC pipe purchased from non-manufacturer pipe sellers. These plaintiffs assert various claims under Section 1 of the Sherman Act and the competition laws of multiple states, and seek injunctive relief, treble damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. The plaintiffs in two other suits purport to represent direct purchasers of PVC pipe from pipe manufacturers and allege the manufacturers conspired with each other and OPIS to fix, raise, maintain and stabilize the domestic prices of PVC pipe, resulting in the direct purchasers paying artificially high prices for PVC pipe. These plaintiffs assert claims under Section 1 and/or Section 3 of the Sherman Act, and seek injunctive relief, treble damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. The plaintiffs in the remaining lawsuits allege the same general conspiracy as the other plaintiffs and purport to represent end user classes of indirect purchasers, asserting claims under Section 1 and/or Section 3 of the Sherman Act and violations of various state competition and consumer protection laws, and seek injunctive relief, treble damages of undisclosed amounts, equitable relief, attorneys' fees and costs. At this time, the Company is not able to estimate the impact, if any, that the PVC Pipe Antitrust Lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Triad Hunter. In April 2018, Triad Hunter, LLC ("Triad Hunter") filed suit against the Company and certain of its subsidiaries in the Court of Common Pleas in Monroe County, Ohio seeking injunctive relief and alleging negligence and trespass at the Natrium Plant with respect to Triad Hunter's well drilling activities in Ohio. On October 27, 2022, the jury returned a verdict finding that the Company had committed trespass and was negligent in conducting salt mining operations at the Natrium Plant. The court subsequently denied Triad Hunter's request to enjoin further solution mining from one of the brine fields at the Natrium Plant. On September 12, 2023, final judgment was entered in the amount of $70 with interest accruing at the rate of 5% from the date the judgment was rendered, as provided by law. Following the Company's appeal, the intermediate appellate court affirmed the trial court's judgment and the Ohio Supreme Court subsequently denied the Company's petition for review. As of June 30, 2025, the Company had reserved approximately $76 for the damages awarded to Triad Hunter and has paid such award in the third quarter of 2025.
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
In May 2024, a trial court in Manaus, Brazil issued a decision awarding damages to Brazilian company Di Gregorio Navegacao, Ltda ("Di Gregorio") in a lawsuit filed by Di Gregorio against PPG relating to an explosion on November 9, 1998 that destroyed the M/V DG Harmony and her cargo, which included PPG-owned calcium hypochlorite (the "Di Gregorio Lawsuit"). The decision awarded damages to Di Gregorio in the approximate amount of R$550 million (Brazilian real), plus a monetary adjustment and interest (based on SELIC) accruing from April 3, 2006, as well as 20% for legal fees and a small procedural fine. The parties to the Di Gregorio Lawsuit are waiting on the trial court's Accounting Department to release the aggregate judgment amount. PPG appealed the trial court's decision and the Amazonas Court of Appeals issued a decision affirming in part the trial court's decision. PPG is expected to appeal to the Brazilian Superior Court of Justice. PPG asserts that the Company and certain of its subsidiaries are responsible for any judgment in the Di Gregorio Lawsuit.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
On June 13, 2024, PPG filed a lawsuit against the Company, Axiall and Eagle Spinco in Delaware Chancery Court, and later amended its petition and added Westlake US 2 LLC as a defendant. In this lawsuit, PPG generally asks the court to find that the defendants: (1) breached the Separation Agreement; (2) may not abandon the defense of the Di Gregorio Lawsuit; (3) must acknowledge that they are solely responsible for the liabilities and defense costs of the Di Gregorio Lawsuit; (4) must handle and resolve the Di Gregorio Lawsuit without access to PPG's insurance rights; and (5) must take all steps necessary to protect PPG and its affiliates from any enforcement action or harm brought by the Di Gregorio Lawsuit. The Company is defending the Delaware litigation and has asserted counterclaims against PPG seeking a declaration that the Di Gregorio Lawsuit is indemnifiable and that if PPG seeks reimbursement for any losses related to the Di Gregorio Lawsuit, it must assign to Eagle Spinco its rights to relevant insurance proceeds.
At this time, the Company is not able to estimate the impact that the Delaware lawsuit and Eagle Spinco's contractual obligations related to the lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Contingencies. As of June 30, 2025 and December 31, 2024, the Company had reserves for environmental contingencies totaling approximately $67 and $72, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and, if necessary, remediation, of such environmental contingencies, and the potential for technological and regulatory developments.
Calvert City Proceedings. As the current owner of the Calvert City, Kentucky facility, the Company was named by the Environmental Protection Agency (the "EPA") as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 along with Goodrich Corporation ("Goodrich") and its successor-in-interest, Avient Corporation (formerly known as PolyOne Corporation) ("Avient"). In October 2019, the PRPs received special notice letters for the remedial action phase of work at the site. In September 2020, the EPA and the Department of Justice filed a proposed consent decree for the remedial action with the U.S. District Court for the Western District of Kentucky. In November 2020, the Department of Justice filed a motion to approve and enter the consent decree. In January 2021, the Court granted the unopposed motion to enter the consent decree, which became effective the same day. The allocation of liability for remedial and operation and maintenance costs at the Calvert City site is governed by a series of agreements between the Company, Goodrich and Avient. In March 2022, the Company filed a demand for arbitration seeking reimbursement for certain allocable costs incurred during the applicable period since May 2017, and which Avient has failed to pay or disputed under these agreements. In April 2022, Avient filed a complaint in the federal district court for the Western District of Kentucky disputing the enforceability of one of the agreements and seeking to enjoin arbitration. Avient claims that the allocable costs at issue are up to $22, for which Avient claims the Company is totally liable. In September 2023, the court granted the Company's request for summary judgment, but the arbitration proceeding remains stayed pending the resolution of Avient's appeal and Avient sought an appeal. In July 2025, the appeal court affirmed the district court decision and the stayed arbitration proceeding will now resume. The Company disputes Avient's claims and believes it is unlikely that any remediation costs allocable to it would result in material expenditures in any individual reporting period.
Sulphur Mines Dome. The Company owns salt solution-mining caverns at the Sulphur Mines Dome in Sulphur, Louisiana. The Louisiana Department of Energy and Natural Resources ("LDENR") issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's brine caverns. The compliance order and supplements thereto have required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation of potential impacts in the event of future cavern pressure anomalies or failures. In June 2024, the Company's cavern experienced a pressure event, requiring increased rates of brine injection to maintain cavern stability. Following the pressure event, LDENR ordered the Company to take certain additional measures at the brine caverns, including the construction of a dome-wide containment structure. The capital costs and expenditures required to comply with the compliance orders and supplements have been and will continue to be incurred. In response to these orders, the Company reserved approximately $32 in connection with monitoring wells and other remedial activities. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements either in the current period or in future periods.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
In April 2023, Yellow Rock LLC ("Yellow Rock") filed a petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly withdrew and sold oil belonging to Yellow Rock. In November 2024, Yellow Rock filed an amended petition, which alleged negligence and breach of duties related to the operations and maintenance of caverns at the Sulphur Mines Dome. The amended petition also named additional defendants, including PPG, Lonquist & Co. LLC and Lonquist Field Services, LLC, and asserted additional allegations that the defendants' operations of assets at the Sulphur Mines Dome interfered with and prevented Yellow Rock's development of oil and gas assets including alleged damages in excess of $100. At this time, the Company is not able to estimate the impact that this lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net external sales
Performance and Essential Materials
Performance Materials	$1,022	$1,177	$2,078	$2,341
Essential Materials	771	836	1,565	1,603
Total Performance and Essential Materials	1,793	2,013	3,643	3,944
Housing and Infrastructure Products
Housing Products	980	1,010	1,818	1,889
Infrastructure Products	180	184	338	349
Total Housing and Infrastructure Products	1,160	1,194	2,156	2,238
Total reportable segments and consolidated	$2,953	$3,207	$5,799	$6,182

Intersegment sales
Performance and Essential Materials	$117	$149	$225	$260
Housing and Infrastructure Products	—	—	—	—
Total reportable segments	$117	$149	$225	$260

Significant segment expenses
Performance and Essential Materials
Raw material, energy, manufacturing and logistics costs	$1,776	$1,677	$3,560	$3,385
Depreciation and amortization	223	210	437	416
Total cost of sales	$1,999	$1,887	$3,997	$3,801
Selling, general and administrative expenses	101	101	204	193
Depreciation and amortization	13	14	26	28
Restructuring, transaction and integration-related costs	115	3	122	3
Total selling, general and administrative expenses	$229	$118	$352	$224

Housing and Infrastructure Products
Raw material, energy, manufacturing and logistics costs	$778	$767	$1,465	$1,443
Depreciation and amortization	36	35	71	67
Total cost of sales	$814	$802	$1,536	$1,510
Selling, general and administrative expenses	105	107	213	211
Depreciation and amortization	19	18	37	36
Restructuring, transaction and integration-related costs	—	1	—	5
Total selling, general and administrative expenses	$124	$126	$250	$252

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from operations
Performance and Essential Materials	$(318)	$157	$(481)	$179
Housing and Infrastructure Products	222	266	370	476
Total reportable segments	$(96)	$423	$(111)	$655

Depreciation and amortization
Performance and Essential Materials	$236	$224	$463	$444
Housing and Infrastructure Products	55	53	108	103
Total reportable segments	291	277	571	547
Corporate and other	4	2	7	5
Consolidated	$295	$279	$578	$552

Other income (loss), net
Performance and Essential Materials	$4	$10	$13	$21
Housing and Infrastructure Products	(2)	17	—	21
Total reportable segments	2	27	13	42
Corporate and other	22	32	48	67
Consolidated	$24	$59	$61	$109

Provision for (benefit from) income taxes
Performance and Essential Materials	$3	$19	$(33)	$8
Housing and Infrastructure Products	4	78	37	134
Total reportable segments	7	97	4	142
Corporate and other	(1)	4	3	7
Consolidated	$6	$101	$7	$149

Capital expenditures
Performance and Essential Materials	$224	$189	$436	$419
Housing and Infrastructure Products	42	42	76	79
Total reportable segments	266	231	512	498
Corporate and other	1	—	3	5
Consolidated	$267	$231	$515	$503

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
A reconciliation of total reportable segments income from operations to consolidated income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total reportable segments income (loss) from operations	$(96)	$423	$(111)	$655
Corporate and other loss from operations	(13)	(17)	(30)	(26)
Interest expense	(40)	(41)	(79)	(81)
Other income, net	24	59	61	109
Income (loss) before income taxes	$(125)	$424	$(159)	$657

	June 30, 2025	December 31, 2024
Total assets
Performance and Essential Materials (1)	$13,464	$13,151
Housing and Infrastructure Products	5,157	4,855
Total reportable segments	18,621	18,006
Corporate and other	2,185	2,744
Consolidated	$20,806	$20,750
______________________________
(1)Includes equity method investments of $1,074 and $1,081 as of June 30, 2025 and December 31, 2024, respectively.
15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of June 30, 2025, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of June 30, 2025.

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
Recent Developments
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting corporations. The OBBBA, among other changes, permanently reinstates the "bonus" depreciation provisions that allow for the immediate expensing of 100% of the cost of certain qualified property acquired and placed in service after January 19, 2025, permanently reinstates the elective immediate expensing of domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024 (with a special transition rule that allows accelerated deduction of the remaining unamortized balance of capitalized domestic research and experimental expenditures), and permanently relaxes the limitation on the deductibility of business interest effective for tax years beginning after December 31, 2024. The OBBBA also modifies certain international tax provisions effective for tax years beginning after December 31, 2025. The Company is currently evaluating the impact of these tax law changes and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law. At this time, we expect these tax law changes to reduce our cash tax without materially impacting our effective income tax rate.

Pernis Facilities Closure
In July 2024, the Company approved a plan to mothball the allyl chloride ("AC") and epichlorohydrin ("ECH") units at the Company's site in Pernis, the Netherlands and recognized charges of approximately $75 million related to mothballing of the AC and ECH units in the third quarter of 2024. The Company continued to operate the liquid epoxy resin ("LER") and bisphenol A ("BPA") units at the Pernis facility through June 2025. In June 2025, due to the continued deterioration of the Company's business in Europe, the Company revised the original mothballing plan and approved a plan to close and cease all the remaining operations at its Pernis facility including the LER and BPA units. In connection therewith, the Company plans to continue supplying customers from its LER and BPA production capacity at its Deer Park, Texas facility. The anticipated closure of the entire Pernis facility would take place after the conclusion of the consultations with local works councils and unions. The Company ceased the BPA unit operations in June 2025 and expects to cease the LER unit operations in the second half of 2025. In June 2025, the Company notified the affected employees at the Pernis facility of the Company's revised plan.
In addition to the previous charges related to the July 2024 mothballing, the Company recognized expected costs of $123 million in the three months ended June 30, 2025 related to the closure of the Pernis facility. The additional costs recognized consist of charges for asset retirement obligations of $76 million, other plant shutdown related costs of $19 million and employee severance and separation costs of $13 million, that are included in the restructuring, transaction and integration-related costs, and the write-down of inventory of $15 million, that is included as a component of cost of sales in the Company's consolidated statement of operations. The Company expects to recognize additional charges related to other plant shut down costs of approximately $64 million and severance and separation costs of $14 million in future periods in connection with the closure of the LER unit and other future events. The Company expects to complete the closure plan in 2030.
Suzhou Huasu Plastics PVC Resin Unit Temporary Cessation of Operations
In June 2025, the Company's 95% owned joint venture Suzhou Huasu Plastics plant located in Suzhou, Jiangsu, China temporarily ceased operations of its polyvinyl chloride ("PVC") resin unit. The decision was driven by the unit's lack of long-term economic viability. Westlake will continue to operate the PVC calendar products unit at Suzhou Huasu Plastics facility. The Company recognized expenses of $7 million in the second quarter of 2025 associated with the temporary cessation of operations of the unit.
Tariffs and Trading Relationships
In 2025, the U.S. government has threatened and announced the imposition of new and expanded tariffs on products imported from other countries, with an emphasis on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and modified, delayed or rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect the costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.
Antidumping and Countervailing Duty Investigations
In April 2024, the U.S. Epoxy Resin Producers Ad Hoc Coalition (the "Coalition"), of which we are a member, filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting the initiation of antidumping investigations regarding imports of certain epoxy resins from China, India, South Korea, Taiwan, and Thailand and countervailing duty investigations regarding imports of the same products from China, India, South Korea, and Taiwan. The U.S. Department of Commerce made its final determinations in March 2025. The U.S. International Trade Commission concluded its investigation in April 2025. In May 2025, the U.S. Department of Commerce imposed antidumping and countervailing duty orders on imports of epoxy resins from South Korea and Taiwan and an antidumping order on imports of epoxy resins from Thailand.
In June 2024, the Coalition confidentially lodged an antidumping complaint with the European Commission requesting the initiation of an antidumping investigation concerning imports of epoxy resins into the European Union market originating in China, South Korea, Taiwan and Thailand. In July 2024, the European Commission published in the EU Official Journal a notice initiating an antidumping investigation concerning imports of epoxy resins originating in China, South Korea, Taiwan, and Thailand. In October 2024, the European Commission published a regulation requiring registration of imports subject to the investigation. The European Commission imposed provisional duties in late February 2025 on imports of epoxy resins from China, Taiwan, and Thailand and is expected to conclude the investigation by late August 2025.

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

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the three and six months ended June 30, 2025 and 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions of dollars, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,022	$1,177	$2,078	$2,341
Essential Materials	771	836	1,565	1,603
Total Performance and Essential Materials	1,793	2,013	3,643	3,944
Housing and Infrastructure Products
Housing Products	980	1,010	1,818	1,889
Infrastructure Products	180	184	338	349
Total Housing and Infrastructure Products	1,160	1,194	2,156	2,238
	$2,953	$3,207	$5,799	$6,182

Income (loss) from operations
Performance and Essential Materials	$(318)	$157	$(481)	$179
Housing and Infrastructure Products	222	266	370	476
Corporate and other	(13)	(17)	(30)	(26)
Total income (loss) from operations	(109)	406	(141)	629
Interest expense	(40)	(41)	(79)	(81)
Other income, net	24	59	61	109
Provision for income taxes	6	101	7	149
Net income (loss)	(131)	323	(166)	508
Net income attributable to noncontrolling interests	11	10	16	21
Net income (loss) attributable to Westlake Corporation	$(142)	$313	$(182)	$487
Diluted earnings (loss) per share	$(1.11)	$2.40	$(1.42)	$3.75
EBITDA (1)	$210	$744	$498	$1,290
Free Cash Flow (2)	$(132)	$6	$(457)	$(97)
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Performance and Essential Materials	-2%	-9%	-1%	-6%
Housing and Infrastructure Products	-1%	-2%	-2%	-2%
Company average	-1%	-7%	-2%	-5%

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+80%	+68%
Feedstock (Ethane)	+25%	+34%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions of dollars)
Net cash provided by operating activities	$135	$237	$58	$406
Changes in operating assets and liabilities and other	(284)	50	(243)	44
Deferred income taxes	18	36	19	58
Net income (loss)	(131)	323	(166)	508
Less:
Other income, net	24	59	61	109
Interest expense	(40)	(41)	(79)	(81)
Provision for income taxes	(6)	(101)	(7)	(149)
Income (loss) from operations	(109)	406	(141)	629
Add:
Depreciation and amortization	295	279	578	552
Other income, net	24	59	61	109
EBITDA	$210	$744	$498	$1,290
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions of dollars)
Net cash provided by operating activities	$135	$237	$58	$406
Less:
Additions to property, plant and equipment	267	231	515	503
Free cash flow	$(132)	$6	$(457)	$(97)

Summary
For the quarter ended June 30, 2025, Westlake Corporation incurred a net loss of $142 million, or $(1.11) per diluted share, on net sales of $2,953 million. This represents a decrease in net income attributable to Westlake Corporation of $455 million, or $3.51 per diluted share, compared to the quarter ended June 30, 2024 net income attributable to Westlake Corporation of $313 million, or $2.40 per diluted share, on net sales of $3,207 million. Loss from operations was $109 million for the quarter ended June 30, 2025, as compared to income from operations of $406 million for the quarter ended June 30, 2024, a decrease of $515 million. The decrease in net income and income from operations was primarily due to lower sales prices for many of our products across both segments, including PVC resin and pipe and fittings, lower sales volumes for polyethylene, chlorine, caustic soda, PVC resin, and building products, and higher energy and feedstock costs, as well as unplanned plant outages and planned turnarounds in the second quarter of 2025. The lower sales prices and demand resulted from continuing weak global industrial and manufacturing activity. The decrease in net income and income from operations was also due to the recognition of charges of $115 million in the quarter ended June 30, 2025, related to the closure of the Pernis facility located in the Netherlands and the temporary cessation of operations of the PVC resin unit at the Suzhou Huasu Plastics plant located in China, under the Performance and Essential Materials Segment. These decreases were slightly offset by higher caustic soda sales prices and higher pipe and fittings sales volumes. Net sales decreased by $254 million to $2,953 million in the quarter ended June 30, 2025 from $3,207 million in the quarter ended June 30, 2024, primarily due to lower sales prices for PVC resin and pipe and fittings and lower sales volumes for polyethylene, chlorine, caustic soda, PVC resin and building products, which were partially offset by higher caustic soda sales prices and higher pipe and fittings sales volumes.
For the six months ended June 30, 2025, Westlake Corporation incurred a net loss of $182 million, or $(1.42) per diluted share, on net sales of $5,799 million. This represents a decrease in net income attributable to Westlake Corporation of $669 million, or $5.17 per diluted share, compared to the six months ended June 30, 2024 net income attributable to Westlake Corporation of $487 million, or $3.75 per diluted share, on net sales of $6,182 million. Loss from operations was $141 million for the six months ended June 30, 2025, as compared to income of $629 million from operations for the six months ended June 30, 2024, a decrease of $770 million in income from operations. The decrease in net income and income from operations was primarily due to lower sales prices for many of our products across both segments, including PVC resin, chlorine and pipe and fittings, lower sales volumes for polyethylene, caustic soda, PVC resin and building products and higher energy and feedstock costs, as well as unplanned plant outages and planned turnarounds in the six months ended June 30, 2025. The lower sales prices and demand resulted from continuing weak global industrial and manufacturing activity. The decrease in net income and income from operations was also due to the recognition of charges of $115 million in the six months ended June 30, 2025, related to the closure of the Pernis facility located in the Netherlands and the temporary cessation of operations of the PVC resin unit at the Suzhou Huasu Plastics plant located in China, under the Performance and Essential Materials Segment. These decreases were slightly offset by higher caustic soda sales prices and higher pipe and fittings sales volumes. Net sales decreased by $383 million to $5,799 million in the six months ended June 30, 2025 from $6,182 million in the six months ended June 30, 2024, primarily due to lower sales prices for chlorine, PVC resin and pipe and fittings, and lower sales volumes for polyethylene, caustic soda, PVC resin and building products, which were partially offset by slightly higher caustic soda sales prices and pipe and fittings sales volumes.
RESULTS OF OPERATIONS
Second Quarter 2025 Compared with Second Quarter 2024
Net Sales. Net sales decreased by $254 million, or 8%, to $2,953 million in the second quarter of 2025 from $3,207 million in the second quarter of 2024. Sales volumes decreased by 7% in the second quarter of 2025 as compared to the second quarter of 2024, due to lower sales volumes for polyethylene, chlorine, caustic soda, PVC resin and building products, which were partially offset by higher pipe and fittings sales volumes. Average sales prices for the second quarter of 2025 decreased by 1% as compared to the second quarter of 2024 as a result of lower sales prices for many of our products across both segments, including PVC resin and pipe and fittings, which were partially offset by higher caustic soda sales prices.
Gross Profit. Gross profit margin was 9% in the second quarter of 2025 as compared to 21% in the second quarter of 2024. The decrease in gross profit margin was primarily due to lower sales volumes and prices for most of our major products across both segments and higher energy and feedstock costs, as well as unplanned plant outages and planned turnarounds in the second quarter of 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3 million to $221 million in the second quarter of 2025 from $224 million in the second quarter of 2024. This decrease was mainly due to lower payroll and related benefit costs that were partially offset by higher technology related expenses.
Amortization of Intangibles. Amortization expense in the second quarter of 2025 was consistent with the second quarter of 2024.

Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $115 million in the second quarter of 2025 compared to $4 million in the second quarter of 2024. The restructuring, transaction and integration-related costs in the second quarter of 2025 comprised of $108 million related to the closure of Pernis facility located in the Netherlands and of $7 million related to the temporary cessation of the PVC resin unit at the Suzhou Huasu Plastics plant located in China, under the Performance and Essential Materials Segment.
Interest Expense. Interest expense in the second quarter of 2025 was comparable to the second quarter of 2024.
Other Income, Net. Other income, net decreased by $35 million to $24 million in the second quarter of 2025 from $59 million in the second quarter of 2024, primarily due to lower interest income resulting from the lower average cash and cash equivalent balances and lower interest rates in the second quarter of 2025 as compared to the second quarter of 2024 and also due to the recognition of higher insurance recovery in the second quarter of 2024 as compared to the second quarter of 2025.
Income Taxes. The effective income tax rate was (4.8)% for the second quarter of 2025 as compared to 23.8% for the second quarter of 2024. The effective tax rate in the second quarter of 2025 was lower compared to the second quarter of 2024 primarily due to an increase in the valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss for which no tax benefit can be recognized, U.S. federal research and development credits available to the Company, state tax benefits and income attributable to noncontrolling interests, partially offset by an increase in reserves for uncertain tax positions and foreign taxes and the impact of earnings mix across jurisdictions associated with the pre-tax loss in the second quarter of 2025.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $220 million, or 11%, to $1,793 million in the second quarter of 2025 from $2,013 million in the second quarter of 2024. Sales volumes for the Performance and Essential Materials segment decreased by 9% in the second quarter of 2025 as compared to the second quarter of 2024, primarily due to lower polyethylene, chlorine, caustic soda and PVC resin sales volumes. Average sales prices for the Performance and Essential Materials segment decreased by 2% in the second quarter of 2025 as compared to the second quarter of 2024. Lower Performance Materials sales prices were primarily due to lower PVC resin and polyethylene sales prices, partially offset by slightly higher Essential Materials sales prices driven by caustic soda.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $475 million to a loss of $318 million in the second quarter of 2025 from income of $157 million in the second quarter of 2024. This decrease in income from operations in the second quarter of 2025, as compared to the second quarter of 2024 was primarily due to lower PVC resin and polyethylene sales prices, and higher natural gas and feedstock costs, as well as unplanned plant outages and planned turnarounds in the second quarter of 2025. This decrease in income from operations was also due to the recognition of charges of $115 million in the quarter ended June 30, 2025 related to the closure of Pernis facility located in the Netherlands and the temporary cessation of the PVC resin unit at the Suzhou Huasu Plastics plant located in China. These decreases were partially offset by higher sales prices for caustic soda.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $34 million, or 3%, to $1,160 million in the second quarter of 2025 from $1,194 million in the second quarter of 2024. Sales volumes for the Housing and Infrastructure Products segment decreased by 2% in the second quarter of 2025 as compared to the second quarter of 2024 primarily due to lower demand for our building products, partially offset by an increase in sales volumes for pipe and fittings. Average sales prices for the Housing and Infrastructure Products segment decreased by 1% in the second quarter of 2025 as compared to the second quarter of 2024, primarily due to lower sales prices for pipe and fittings.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $44 million to $222 million in the second quarter of 2025 from $266 million in the second quarter of 2024. This decrease in income from operations in the second quarter of 2025, as compared to the second quarter of 2024, was primarily due to lower sales prices and margins for pipe and fittings and lower sales volumes for our building products.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Net Sales. Net sales decreased by $383 million, or 6%, to $5,799 million in the six months ended June 30, 2025 from $6,182 million in the six months ended June 30, 2024. Sales volumes decreased by 5% in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to lower sales volumes for polyethylene, caustic soda, PVC resin and building products, which were partially offset by higher pipe and fittings sales volumes. Average sales prices for the six months ended June 30, 2025 decreased by 2% as compared to the six months ended June 30, 2024 as a result of lower sales prices for chlorine, PVC resin and pipe and fittings, which were partially offset by slightly higher caustic soda sales prices.
Gross Profit. Gross profit margin was 8% in the six months ended June 30, 2025 as compared to 18% in the six months ended June 30, 2024. The decrease in gross profit margin was primarily due to lower sales volumes and prices for most of our products across both segments and higher energy and feedstock costs, as well as unplanned plant outages and planned turnarounds in the six months ended June 30, 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15 million to $448 million in the six months ended June 30, 2025 from $433 million in the six months ended June 30, 2024. This increase was mainly due to higher legal and other consulting costs and higher technology related expenses, partially offset by lower payroll and related benefit costs.
Amortization of Intangibles. Amortization expense in the six months ended June 30, 2025 was consistent with the six months ended June 30, 2024.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $122 million in the six months ended June 30, 2025 compared to $8 million in the six months ended June 30, 2024. The costs in the six months ended June 30, 2025 primarily comprised of $108 million related to the closure of Pernis facility located in the Netherlands and $7 million related to the temporary cessation of the PVC resin unit at the Suzhou Huasu Plastics plant located in China, under the Performance and Essential Materials Segment.
Interest Expense. Interest expense in the six months ended June 30, 2025 was comparable to the six months ended June 30, 2024.
Other Income, Net. Other income, net decreased by $48 million to $61 million in the six months ended June 30, 2025 from $109 million in the six months ended June 30, 2024, primarily due to lower interest income resulting from the lower average cash and cash equivalent balances and lower interest rates in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 and also due to the recognition of higher insurance recoveries in the six months ended June 30, 2024 as compared to the six months ended June 30, 2025.
Income Taxes. The effective income tax rate was (4.4)% for the six months ended June 30, 2025 as compared to 22.7% for the six months ended June 30, 2024. The effective tax rate in the six months ended June 30, 2025 was lower compared to the six months ended June 30, 2024 primarily due to an increase in the valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss for which no tax benefit can be recognized, U.S. federal research and development credits available to the Company, state tax benefits and income attributable to noncontrolling interests, partially offset by an increase in reserves for uncertain tax positions and foreign taxes, and the impact of earnings mix across jurisdictions associated with the pre-tax loss for the six months ended June 30, 2025.

Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $301 million, or 8%, to $3,643 million in the six months ended June 30, 2025 from $3,944 million in the six months ended June 30, 2024. Average sales prices for the Performance and Essential Materials segment decreased by 1% in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Sales volumes for the Performance and Essential Materials segment decreased by 6% in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to lower polyethylene, caustic soda and PVC resin sales volumes. Lower Performance Materials sales prices were primarily due to lower PVC resin sales prices. Lower Essential Materials sales prices for chlorine was offset by higher caustic soda sales prices.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $660 million to a loss of $481 million in the six months ended June 30, 2025 from income of $179 million in the six months ended June 30, 2024. This decrease in income from operations in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to lower sales prices for most of our major products in this segment, particularly chlorine and PVC resin, lower sales volumes for polyethylene, caustic soda and PVC resin, the impact of Petro 1 and other planned turnaround activities and unplanned outages in the six months ended June 30, 2025, and higher natural gas and feedstock costs. This decrease in income from operations was also due to the recognition of charges of $115 million in the quarter ended June 30, 2025 related to the closure of Pernis facility located in the Netherlands and the temporary cessation of the PVC resin unit at the Suzhou Huasu Plastics plant located in China. These decreases were partially offset by higher sales prices for caustic soda.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $82 million, or 4%, to $2,156 million in the six months ended June 30, 2025 from $2,238 million in the six months ended June 30, 2024. Average sales prices for the Housing and Infrastructure Products segment decreased by 2% in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to lower sales prices for pipe and fittings. Sales volumes for the Housing and Infrastructure Products segment decreased by 2% in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to lower prices for our building products, partially offset by higher pipe and fittings sales volumes.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $106 million to an income of $370 million in the six months ended June 30, 2025 from income of $476 million in the six months ended June 30, 2024. This decrease in income from operations in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to lower sales volumes, particularly for building products, and lower sales prices for pipe and fittings, partially offset by higher pipe and fittings sales volumes.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
Cash Flows
Operating Activities
Operating activities provided cash of $58 million in the first six months of 2025 compared to cash provided by operating activities of $406 million in the first six months of 2024. The $348 million decrease in cash flows from operating activities was mainly due to lower prices and demand for most of our products and cash used in connection with the turnaround of the Petro 1 ethylene facility in Lake Charles, partially offset by a favorable change in working capital in the six months ended June 30, 2025. Changes in components of working capital, which we define for purposes of this cash flow discussion as accounts receivable, inventories, prepaid expenses and other current assets, less accounts payable and accrued and other liabilities, used cash of $141 million in the first six months of 2025, compared to $453 million of cash used in the first six months of 2024, a favorable change of $312 million. The favorable change in the first six months of 2025 was substantially driven by the higher accounts payable and accrued and other liabilities which were due to the accrual of Pernis facility closure costs, and higher feedstock and energy costs during the six months ended June 30, 2025.
Investing Activities
Net cash used for investing activities in the first six months of 2025 was $726 million as compared to net cash used for investing activities of $495 million in the first six months of 2024. The increase in cash used for investing activities in the first six months of 2025 as compared to the first six months of 2024 was primarily related to the purchase of $192 million of investments comprising corporate bonds and U.S. government debt securities, among others. Capital expenditures were $515 million in the first six months of 2025 as compared to $503 million in the first six months of 2024. Capital expenditures in the first six months of 2025 and 2024 were primarily related to projects to increase production capacity or reduce costs, maintenance and safety projects and environmental projects at our various facilities.

Financing Activities
Net cash used for financing activities during the first six months of 2025 was $197 million as compared to net cash used for financing activities of $146 million in the first six months of 2024. The financing activities during the first six months of 2025 included the payment of $136 million of cash dividends, the repurchase of $30 million of our outstanding common stock for treasury and $23 million of cash distributions to noncontrolling interests. The financing activities in the first six months of 2024 included the payment of $130 million of cash dividends and $21 million of cash distributions to noncontrolling interests.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, available-for-sale securities, cash from operations, short-term borrowings under our credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were no repurchases of common stock under the 2014 Program during the three months ended June 30, 2025. As of June 30, 2025, we had repurchased 9,482,402 shares of our common stock for an aggregate purchase price of approximately $664 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of June 30, 2025.
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
Cash and Cash Equivalents and Available-For-Sale Securities
As of June 30, 2025, our cash and cash equivalents totaled $2,085 million.
As of June 30, 2025, our available-for-sale securities totaled $192 million. See Note 2 to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our available-for-sale securities.
In addition to our cash and cash equivalents, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of June 30, 2025, the carrying value of our indebtedness totaled $4,657 million. See Note 7 to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness.

Our ability to make payments on our indebtedness and to fund planned capital expenditure will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and unless we were to undertake a new expansion or large acquisition, we believe our cash flows from operations, available cash and available borrowings under our credit agreement will be adequate to meet our normal operating needs for the foreseeable future. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we or our affiliates may from time to time seek to redeem, repurchase or otherwise acquire our outstanding debt securities through open market purchases, privately negotiated transactions, tender offers or pursuant to the terms of such securities. Such acquisitions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Our long-term debt consisted of the following as of June 30, 2025:

	Principal Amount (in millions of dollars)	Debt Issuance Date	Maturity Date	Par Call Date	Optional Redemption Terms and Other Matters
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	$750	August 2016	August 2026	May 15, 2026	(1) (4)
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027		(6)
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	822	July 2019	July 2029	April 17, 2029	(1) (2)
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030	(1) (3)
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027	(5)
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041	(1) (3)
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046	(1) (4)
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047	(1) (3)
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051	(1) (3)
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061	(1) (3)
Term loan 2026 (the "2026 Term Loan")	5	March 2021	March 2026		(7)
Total long-term debt	$4,738
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
(6)    The waste disposal revenue bonds expire in December 2027 and are subject to redemption and mandatory tender for purchase prior to maturity under certain conditions. Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent and is payable quarterly. The interest rate on the waste disposal revenue bonds at June 30, 2025 was 1.95%.
(7)    The 2026 Term Loan has a 5-year maturity and includes a government rate subsidy. The interest rate on the 2026 Term Loan as of June 30, 2025 was 1.08%.
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
As of June 30, 2025, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of June 30, 2025, we were in compliance with the total leverage ratio financial maintenance covenant.
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

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of June 30, 2025, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of June 30, 2025, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027, and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
•increased costs and other effects of tariffs imposed by the U.S. government, and any effects on trading relationships among the United States and other countries; and
•results of the closure of the Pernis, Netherlands facility and temporary cessation of operations of the PVC resin unit at the Suzhou Huasu Plastics plant located in China (such as timing and amount of recognition of related costs and our expectations regarding our financial performance following such closure and temporary cessation).

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
•access to capital markets;
•terrorist acts;
•operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, delays in turnaround activities, labor difficulties, transportation interruptions, spills and releases and other environmental risks);
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps, futures, forwards and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2025, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on the loss before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2025, we had $4,722 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $47 million. Also, at June 30, 2025, we had $16 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $16 million as of June 30, 2025 was 1.68%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at June 30, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at June 30, 2025. The arrangement is scheduled to settle in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of June 30, 2025), please see the 2024 Form 10-K and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q, in addition to the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2025	400	$92.64	—	$386,178,956
May 2025	—	—	—	386,178,956
June 2025	380	75.78	—	386,178,956
	780	$84.42	—
_____________
(1)    Includes 400 and 380 shares withheld in April 2025 and June 2025, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan (as amended and restated effective May 11, 2023).
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were no repurchases of common stock under the 2014 Program during the three months ended June 30, 2025. As of June 30, 2025, 9,482,402 shares of our common stock had been acquired at an aggregate purchase price of approximately $664 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CORPORATION

Date:	August 6, 2025	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2025	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)