Form 10-Q
period 2025-09-30
WESTLAKE CORP
filed 2025-10-31
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 24, 2025 was 128,273,220.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,927	$2,919
Available-for-sale securities	198	—
Accounts receivable, net	1,763	1,483
Inventories	1,727	1,697
Prepaid expenses and other current assets	136	115
Total current assets	5,751	6,214
Property, plant and equipment, net	8,825	8,633
Operating lease right-of-use assets	803	801
Goodwill	1,314	2,031
Customer relationships, net	765	820
Other intangible assets, net	443	462
Equity method investments	1,063	1,081
Other assets, net	850	708
Total assets	$19,814	$20,750
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$799	$851
Accrued and other liabilities	1,348	1,362
Current portion of long-term debt, net	750	6
Total current liabilities	2,897	2,219
Long-term debt, net	3,906	4,556
Deferred income taxes	1,578	1,553
Pension and other post-retirement benefits	323	304
Operating lease liabilities	709	713
Other liabilities	463	362
Total liabilities	9,876	9,707
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at September 30, 2025 and December 31, 2024, respectively	1	1
Common stock, held in treasury, at cost; 6,395,504 and 6,424,366 shares at September 30, 2025 and December 31, 2024, respectively	(484)	(467)
Additional paid-in capital	673	656
Retained earnings	9,313	10,481
Accumulated other comprehensive loss	(77)	(144)
Total Westlake Corporation stockholders' equity	9,426	10,527
Noncontrolling interests	512	516
Total equity	9,938	11,043
Total liabilities and equity	$19,814	$20,750
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,838	$3,117	$8,637	$9,299
Cost of sales	2,602	2,618	7,911	7,670
Gross profit	236	499	726	1,629
Selling, general and administrative expenses	228	215	676	648
Amortization of intangibles	30	29	91	89
Impairment of goodwill	727	—	727	—
Restructuring, transaction and integration-related costs	17	75	139	83
Income (loss) from operations	(766)	180	(907)	809
Other income (expense)
Interest expense	(41)	(39)	(120)	(120)
Other income, net	32	44	93	153
Income (loss) before income taxes	(775)	185	(934)	842
Provision for (benefit from) income taxes	(3)	65	4	214
Net income (loss)	(772)	120	(938)	628
Net income attributable to noncontrolling interests	10	12	26	33
Net income (loss) attributable to Westlake Corporation	$(782)	$108	$(964)	$595
Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$(6.06)	$0.84	$(7.48)	$4.61
Diluted	$(6.06)	$0.83	$(7.48)	$4.58
Weighted average common shares outstanding:
Basic	128,251,427	128,638,632	128,265,950	128,525,531
Diluted	128,251,427	129,340,461	128,265,950	129,237,560
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions of dollars)
Net income (loss)	$(772)	$120	$(938)	$628
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	—	1	1	3
Income tax provision on pension and other post-retirement benefits liability	—	(1)	—	(1)
Foreign currency translation adjustments
Foreign currency translation	(15)	26	42	(24)
Income tax benefit on foreign currency translation	—	8	26	2
Available-for-sale investments
Unrealized holding gains on investments	1	—	1	—
Other comprehensive income (loss), net of income taxes	(14)	34	70	(20)
Comprehensive income (loss)	(786)	154	(868)	608
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $0 for the three months ended September 30, 2025 and 2024; and net of tax of $2 and $2 for the nine months ended September 30, 2025 and 2024, respectively	9	14	29	32
Comprehensive income (loss) attributable to Westlake Corporation	$(795)	$140	$(897)	$576
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2024	134,651,380	$1	6,424,366	$(467)	$656	$10,481	$(144)	$516	$11,043
Net income (loss)	—	—	—	—	—	(40)	—	5	(35)
Other comprehensive income	—	—	—	—	—	—	14	—	14
Common stock repurchased	—	—	279,771	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(290,126)	13	(13)	—	—	—	—
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2025	134,651,380	$1	6,414,011	$(484)	$650	$10,373	$(130)	$511	$10,921
Net income (loss)	—	—	—	—	—	(142)	—	11	(131)
Other comprehensive income	—	—	—	—	—	—	66	4	70
Shares issued—stock-based compensation	—	—	(1,717)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12	—	—	—	12
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Balances at June 30, 2025	134,651,380	$1	6,412,294	$(484)	$662	$10,163	$(64)	$513	$10,791

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Net income (loss)	—	—	—	—	—	(782)	—	10	(772)
Other comprehensive loss	—	—	—	—	—	—	(13)	(1)	(14)
Shares issued—stock-based compensation	—	—	(16,790)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11	—	—	—	11
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at September 30, 2025	134,651,380	$1	6,395,504	$(484)	$673	$9,313	$(77)	$512	$9,938

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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(in millions of dollars)
Cash flows from operating activities
Net income (loss)	$(938)	$628
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	881	833
Stock-based compensation expense	30	31
Loss from disposition and write-off of property, plant and equipment	30	31
Impairment of goodwill	727	—
Deferred income taxes	40	(58)
Other gains, net	16	(11)
Changes in operating assets and liabilities
Accounts receivable	(245)	(151)
Inventories	(13)	(124)
Prepaid expenses and other current assets	(17)	(52)
Accounts payable	(19)	53
Accrued and other liabilities	(29)	(139)
Other, net	(223)	(161)
Net cash provided by operating activities	240	880
Cash flows from investing activities
Additions to investments in unconsolidated subsidiaries	(23)	(24)
Additions to property, plant and equipment	(754)	(723)
Purchase of available-for-sale securities	(198)	—
Other, net	7	11
Net cash used for investing activities	(968)	(736)
Cash flows from financing activities
Distributions to noncontrolling interests	(33)	(31)
Dividends paid	(204)	(197)
Repayment of senior notes	—	(300)
Repurchase of common stock for treasury	(30)	—
Other, net	(18)	11
Net cash used for financing activities	(285)	(517)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	(15)
Net decrease in cash, cash equivalents and restricted cash	(992)	(388)
Cash, cash equivalents and restricted cash at beginning of period	2,935	3,319
Cash, cash equivalents and restricted cash at end of period	$1,943	$2,931
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024, and the changes in its cash position for the nine months ended September 30, 2025 and 2024.
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
Recently Issued Accounting Pronouncements
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)
In September 2025, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to modernize the accounting for software costs to increase the operability of the recognition guidance considering different methods of software development and clarify the criteria for capitalizing software costs. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with an early adoption permitted as of the beginning of an annual reporting period. Entities should apply the new guidance either retrospectively, prospectively, or via a modified prospective transition method. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)
In July 2025, the FASB issued an accounting standards update to add a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company does not expect that this accounting standard, upon adoption, will have a material impact on the Company's consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Disaggregation of Income Statement Expenses (ASU 2024-03)
In November 2024, the FASB issued an accounting standards update requiring public entities to disclose, on an annual and interim basis, detailed information about the types of expenses in relevant expense captions presented on the face of the income statement, including amounts for inventory purchases, employee compensation, depreciation and amortization of intangible assets and a qualitative description for remaining amounts not separately disaggregated. Additionally, the update requires disclosure of total selling expenses, and in annual periods, an entity's definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and are to be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the update on the disclosures in the Company's consolidated financial statements.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued an accounting standards update to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024, with an early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating this standard and does not expect the adoption to have a material impact on the Company's consolidated financial statements. The Company expects the adoption of this standard to result in additional disclosures.
Recently Adopted Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued an accounting standards update requiring public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), and on an annual basis, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this accounting standard effective for the annual 2024 financial statements and interim periods financial statements thereafter, and the adoption resulted in additional segment disclosures (see Note 14).
Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (ASU 2023-05)
In August 2023, the FASB issued an accounting standards update to address the accounting for contributions made to a joint venture, upon formation, in a joint venture's financial statements, and to provide decision-useful information to investors in a joint venture's financial statements and reduce diversity in practice. Under the update, upon formation, a joint venture should recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with guidance for business combinations). The amendments in this update become effective for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued, either prospectively or retrospectively. The Company adopted this accounting standard effective January 1, 2025 and the adoption did not have an impact on the Company's consolidated financial statements.
2. Financial Instruments
Cash Equivalents
The Company had $5 and $1,009 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2025 and December 31, 2024, respectively. Due to the short-term nature of such securities, the Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $16 and $16 at September 30, 2025 and December 31, 2024, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
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
The Company had no available-for-sale securities at December 31, 2024. Investments in securities at September 30, 2025 consisted of available-for-sale debt securities.

	September 30, 2025	December 31, 2024
Available-for-sale securities	$198	$—
The cost, fair value and fair value levels of the Company's available-for-sale debt securities were as follows:

	September 30, 2025
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$100	$101	Level 2
U.S. government treasury securities	45	45	Level 2
U.S. federal agency securities	10	10	Level 2
Asset-backed securities	35	35	Level 2
Supranational securities	7	7	Level 2
Available-for-sale debt securities	$197	$198

Contractual maturities of debt securities
Within one year	$60	$61
One to five years	128	128
Six to ten years	2	2
After ten years	7	7
Available-for-sale debt securities	$197	$198
The fair value of the available-for-sale debt securities are determined based on observable market-based inputs, such as quotes from financial reporting services. Unrealized and realized gains and losses, and accrued interest on available-for-sale debt securities for the nine months ended September 30, 2025 were immaterial. As of September 30, 2025, no allowance for credit losses was recorded for these investments.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
3. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2025	December 31, 2024
Trade customers	$1,453	$1,339
Related parties	2	3
Allowance for credit losses	(28)	(27)
	1,427	1,315
Federal and state taxes	207	68
Other	129	100
Accounts receivable, net	$1,763	$1,483

4. Inventories
Inventories consist of the following:

	September 30, 2025	December 31, 2024
Finished products	$1,050	$1,047
Feedstock, additives, chemicals and other raw materials	420	395
Materials and supplies	257	255
Inventories	$1,727	$1,697
5. Long-lived Assets and Goodwill
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
Due to the recent operating losses and the downward revision of forecasts for the North American Chlorovinyls asset group, which comprises PVC, VCM, caustic soda, chlorine and related derivatives assets in North America, and certain other asset groups in the third quarter of 2025, the Company evaluated these asset groups' long-lived assets for recoverability during the third quarter of 2025. Recoverability tests were performed for each of these asset groups to compare the carrying amounts of the asset group to the future net undiscounted cash flow expected to be generated by the asset group. The undiscounted cash flow projections were based on historical results, estimates made by management of future market conditions supplemented by information prepared by third party consultants including input cost and sales price, current and future strategic and operational plans and future financial performance projected through the remaining useful life of the primary asset in the asset group. Based on the recoverability tests, the Company determined that the carrying amounts of the assets of the North American Chlorovinyls and certain other asset groups are recoverable.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

	Performance and Essential Materials Segment	Housing and Infrastructure Products Segment	Total
Gross balances at December 31, 2024	$1,021	$1,138	$2,159
Accumulated goodwill impairment losses at December 31, 2024	(128)	—	(128)
Net balances at December 31, 2024	893	1,138	2,031
Impairment of goodwill	(727)	—	(727)
Effects of changes in foreign exchange rates	4	6	10
Net balances at September 30, 2025	170	1,144	1,314
Accumulated goodwill impairment losses at September 30, 2025	(855)	—	(855)
Gross balances at September 30, 2025	$1,025	$1,144	$2,169
Goodwill Impairment
Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount, and otherwise at least annually. As part of the Company's continuous assessment of changes in the macroeconomic environment in the performance and essential materials industry and recent operating performance and updated forecasts, the Company identified triggering events associated with the North American Chlorovinyls reporting unit in the third quarter of 2025. Due to the recent operating losses and downward revision in the third quarter 2025 of forecasts for the North American Chlorovinyls reporting unit along with negative chlorovinyls industry trends, the Company performed a quantitative assessment in the third quarter of 2025 to determine if the fair value of this reporting unit had reduced below its carrying amount.
The Company also performed a quantitative impairment assessment in the third quarter of 2025 for all other reporting units within the Performance and Essential Materials and the Housing and Infrastructure Products segments to assess the overall fair value of the Company as compared to its market capitalization.
The fair values of the reporting units were determined using a weighting of both a discounted cash flow methodology and a market value methodology. The fair values of the Company's reporting units were classified as Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Both of these methodologies require estimates, assumptions, and judgments about future results. The Company's analysis is based on the Company's internally developed long-range plan, which is developed from historical results, estimates by management of future market conditions supplemented by information prepared by third party consultants, including projected feedstock, energy and power costs and product selling prices, and current and future strategies, production capacities, operating rates and plans. Valuation assumptions used in the Company's discounted cash flow valuation also include projected capital expenditures, earnings before interest expense, income taxes, depreciation and amortization expense (EBITDA) margin, depreciation expense, working capital investment, discount rates, tax rates and terminal growth rates. Valuation assumptions used in the Company's market approach include a determination of appropriate market comparable peers, EBITDA, weighting of periods, market participant acquisition premium and the estimated multiples of EBITDA buyers are willing to pay in the market place.
Based on the quantitative tests performed during the third quarter of 2025, the Company determined that the fair value of the North American Chlorovinyls reporting unit did not exceed its carrying amount. This resulted in a non-cash goodwill impairment charge of $727 taken in the third quarter of 2025, representing all the goodwill associated with the North American Chlorovinyls reporting unit recognized within the Performance and Essential Materials segment. The goodwill impairment charge is reported as impairment of goodwill on the consolidated statements of operations. For all other reporting units, the Company determined that the fair value of each of the reporting units was in excess of the carrying amounts.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
6. Accounts Payable
Accounts payable consist of the following:

	September 30, 2025	December 31, 2024
Accounts payable—third parties	$765	$806
Accounts payable to related parties	18	16
Notes and other short-term payable	16	29
Accounts payable	$799	$851
7. Long-Term Debt
Long-term debt consist of the following:

	September 30, 2025	December 31, 2024
3.60% senior notes due 2026	$750	$750
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	11
1.625% €700 million senior notes due 2029	822	727
3.375% senior notes due 2030	300	300
3.50% senior notes due 2032	250	250
2.875% senior notes due 2041	350	350
5.00% senior notes due 2046	700	700
4.375% senior notes due 2047	500	500
3.125% senior notes due 2051	600	600
3.375% senior notes due 2061	450	450
Term loans due 2026	3	7
Total long-term debt, principal amount	4,736	4,645
Less:
Unamortized discount and debt issuance costs	80	83
Long-term debt, carrying value	4,656	4,562
Less current portion:
3.60% senior notes due 2026	749	—
Current portion of term loans	1	6
Total current portion	750	6
Long-term debt, carrying value, net of current portion	$3,906	$4,556
Unamortized debt issuance costs on long-term debt were $30 and $32 at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the Company was in compliance with all of its long-term debt covenants.
Credit Agreement
On June 9, 2022, the Company entered into a new $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2025, the Company was in compliance with the total leverage ratio financial maintenance covenant. As of September 30, 2025, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2025 and 2024 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Available-for-sale Securities, Net of Tax	Total
Balances at December 31, 2024	$54	$(198)	$—	$(144)
Net other comprehensive income attributable to Westlake Corporation	—	14	—	14
Balance at March 31, 2025	54	(184)	—	(130)
Net other comprehensive income attributable to Westlake Corporation	1	65	—	66
Balance at June 30, 2025	55	(119)	—	(64)
Net other comprehensive income (loss) attributable to Westlake Corporation	—	(14)	1	(13)
Balances at September 30, 2025	$55	$(133)	$1	$(77)

Balances at December 31, 2023	$4	$(102)	$—	$(98)
Net other comprehensive income (loss) attributable to Westlake Corporation	1	(35)	—	(34)
Balance at March 31, 2024	5	(137)	—	(132)
Net other comprehensive income (loss) attributable to Westlake Corporation	1	(18)	—	(17)
Balance at June 30, 2024	6	(155)	—	(149)
Net other comprehensive income attributable to Westlake Corporation	—	32	—	32
Balances at September 30, 2024	$6	$(123)	$—	$(117)
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The carrying and fair values of the Company's total long-term debt are summarized below:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,656	$3,969	$4,562	$3,836

10. Income Taxes
The effective income tax rate was 0.4% for the three months ended September 30, 2025 as compared to 35.1% for the three months ended September 30, 2024. The effective income tax rate for the three months ended September 30, 2025 of 0.4% was below the statutory rate of 21.0% primarily due to the non-deductible goodwill impairment charge associated with the North American Chlorovinyls reporting unit, a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, and the impact of earnings mix across jurisdictions. These adjustments had an inflated impact on the effective income tax rate due to the pre-tax loss for the three months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2024 was above the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss that included for the three months ended September 30, 2024, the expenses related to the plan to temporarily cease operations ("mothball") of the allyl chloride (AC) and epichlorohydrin (ECH) units in Pernis, the Netherlands (collectively, the "Units") and state and foreign taxes, partially offset by U.S. federal research and development credits available to the Company.
The effective income tax rate was (0.4)% for the nine months ended September 30, 2025 as compared to 25.4% for the nine months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 of (0.4)% was below the statutory rate of 21.0% primarily due to the non-deductible goodwill impairment charge associated with the North American Chlorovinyls reporting unit, a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, and the impact of earnings mix across jurisdictions. These adjustments had an inflated impact on the effective income tax rate due to the pre-tax loss for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2024 was above the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss which was due to, among other things, the expenses related to the mothballing of the Units and state and foreign taxes partially offset by U.S. federal research and development credits available to the Company.
On October 8, 2021, the Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting released a statement indicating that its members had agreed to a Two Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy. Pillar One aims to reallocate a taxpayer's residual profits to the market jurisdictions with which the taxpayer has a nexus. Based on the current threshold requirements, the Company does not expect to be subject to Pillar One. Pillar Two aims to establish a minimum global tax rate of 15%, assessed through a top-up tax imposed on a country-by-country basis. The impacts of Pillar Two have been recorded since 2024, the first year in which the rules took effect, and are immaterial to the Company. The Company continues to closely monitor and evaluate Pillar Two developments, including developments stemming from the June 2025 G7 statements exempting U.S. parented groups from Pillar Two.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting corporations. The OBBBA, among other changes, permanently reinstates the "bonus" depreciation provisions that allow for the immediate expensing of 100% of the cost of certain qualified property, permanently reinstates the elective immediate expensing of domestic research and experimental expenditures paid or incurred and permanently relaxes the limitation on the deductibility of business interest. The OBBBA also modifies certain international tax provisions. The Company evaluated the impact of these tax law changes and recognized the associated income tax effects in the consolidated financial statements beginning in the third quarter of 2025, the period of enactment. At this time, the Company expects these tax law changes to reduce its cash tax without materially impacting its effective income tax rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Westlake Corporation	$(782)	$108	$(964)	$595
Less:
Net loss (income) attributable to participating securities	4	(1)	5	(3)
Net income (loss) attributable to common stockholders	$(778)	$107	$(959)	$592
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares—basic	128,251,427	128,638,632	128,265,950	128,525,531
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	—	701,829	—	712,029
Weighted average common shares—diluted	128,251,427	129,340,461	128,265,950	129,237,560

Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$(6.06)	$0.84	$(7.48)	$4.61
Diluted	$(6.06)	$0.83	$(7.48)	$4.58
Excluded from the computation of diluted earnings per share are options to purchase 1,007,701 and 335,454 shares of common stock for the three months ended September 30, 2025 and 2024, respectively, and 855,779 and 256,178 shares of common stock for the nine months ended September 30, 2025 and 2024, respectively. Performance stock units assumed vesting of 134,592 and 172,283 for the three and nine months ended September 30, 2025, respectively, are also excluded. These options and performance stock units were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends per common share	$0.5300	$0.5250	$1.5800	$1.5250

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
12. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of September 30, 2025, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the nine months ended September 30, 2025 was as follows:

Investment in LACC
Balance at December 31, 2024	$1,018
Cash contributions	21
Depreciation and amortization	(43)
Balance at September 30, 2025	$996
Contract Liabilities and Remaining Performance Obligations
In May 2022, the Company entered into a chlorine and hydrogen chloride exchange contract with one of its customers. In the third quarter of 2025, the Company received an up-front payment of $70, representing a fixed portion of the total transaction price. The up-front fee was recorded as a contract liability and will be recognized ratably in net sales over the 20-year contract period. In addition to the fixed portion of the transaction price, the Company charges certain variable fees under the contract.
The total contract liabilities, primarily included in other liabilities on the balance sheet, were as follows:

	Nine Months Ended September 30,
	2025	2024
Balance at January 1,	$62	$52
Revenues recognized that were included in the contract liability balances at the beginning of the period	(4)	(4)
Increases due to cash received and due, excluding amounts recognized as revenues during the period	91	15
Balance at September 30,	$149	$63
As of September 30, 2025, the remaining performance obligations were $189, representing the fixed components of the transaction price, expected to be recognized over the remaining term of the Company's revenue contracts.
Other Assets, Net
Other assets, net were $850 and $708 at September 30, 2025 and December 31, 2024, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $474 and $352 at September 30, 2025 and December 31, 2024, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,348 and $1,362 at September 30, 2025 and December 31, 2024, respectively. Accrued rebates, which is a component of accrued and other liabilities, was $235 at September 30, 2025 and $232 at December 31, 2024. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $32 and $26 at September 30, 2025 and December 31, 2024, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Restructuring, Transaction and Integration-Related Costs
For the three and nine months ended September 30, 2025, the restructuring, transaction and integration-related expenses of $17, and $139, respectively, were primarily related to the closure of the Company's Pernis facility discussed below and the cessation of operations of one of the production units at the Company's 95% owned joint venture located in China, which resulted in a charge of $2 and $9, respectively, included in the Performance and Essential Materials segment. For the three and nine months ended September 30, 2024 the restructuring, transaction and integration-related expenses were $75 and $83, respectively, which primarily comprised of the charges related to mothballing of the allyl chloride (AC) and epichlorohydrin (ECH) units at the Company's site in Pernis, the Netherlands, as further discussed below.
Pernis Facility Closure
In July 2024, the Company approved a plan to mothball the AC and ECH units at the Pernis facility and recognized charges of approximately $75 related to mothballing of the AC and ECH units in the third quarter of 2024. The Company continued to operate the liquid and solid epoxy resin ("LER/SER") and bisphenol A ("BPA") units at the Pernis facility through June 2025. In June 2025, due to the continued deterioration of the Company's business in Europe, the Company revised the original mothballing plan and approved a plan to close and cease all the remaining operations at its Pernis facility including the LER/SER and BPA units. The Company ceased the BPA unit operations in June 2025 and ceased the LER/SER unit operations in the fourth quarter of 2025. In June 2025, the Company notified the affected employees at the Pernis facility of the Company's revised plan.
The total costs recognized during the nine months ended September 30, 2025 of $145 consist of charges for asset retirement obligations of $77, other plant shutdown related costs of $33 and employee severance and separation costs of $20, that are included in the restructuring, transaction and integration-related costs, and the write-down of inventory of $15, that is included as a component of cost of sales in the Company's consolidated statements of operations. The other plant shutdown costs include costs for contract termination, costs for services without future economic benefits, leases, and other costs associated with the plant shut down. The Company expects to recognize additional charges related to other plant shut down costs of approximately $65 and severance and separation costs of $12 in future periods in connection with the closure of the LER/SER unit and other future events. The Company expects to complete the closure plan in 2030.
The following table sets forth the inventory write-downs and the accrual activity related to the closure of the Pernis facility included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets and the cumulative charges recognized:

	Asset Write-offs	Asset Retirement Obligations	Severance and Separation Costs	Other Plant Shutdown Costs	Total
Balances at December 31, 2024	$—	$23	$4	$44	$71
2025 charges and change in estimates	—	(7)	—	14	7
Cash paid	—	(1)	(1)	(2)	(4)
Foreign currency translation	—	1	—	2	3
Balances at March 31, 2025	$—	$16	$3	$58	$77
2025 charges	15	76	13	19	123
Cash paid	—	(1)	—	(7)	(8)
Inventory write-downs	(15)	—	—	—	(15)
Foreign currency translation	—	2	1	5	8
Balances at June 30, 2025	$—	$93	$17	$75	$185
2025 charges		8	7	—	15
Cash paid		(10)	(1)	(44)	(55)
Balances at September 30, 2025	$—	$91	$23	$31	$145
Cumulative charges recognized as of September 30, 2025	$15	$101	$24	$80	$220

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Non-cash Investing Activities
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $93 and $122 at September 30, 2025 and September 30, 2024, respectively.
Other Income, Net
The other income, net of $32 for the three months ended September 30, 2025 included interest income of $22, and other income, net of $44 for the three months ended September 30, 2024 included interest income of $39. Other income, net of $93 for the nine months ended September 30, 2025 included interest income and insurance recoveries of $76 and $3, respectively, and other income, net of $153 for the nine months ended September 30, 2024 included interest income and insurance recoveries of $118 and $10, respectively.
Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2025	2024
Cash paid for:
Interest	$141	$135
Income taxes, net of refunds	105	346
Operating lease information:
Right-of-use assets obtained in exchange for operating lease obligations	$113	$219

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
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers, and were filed on behalf of certain named plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the United States. The plaintiffs in the direct purchaser putative class and the indirect purchaser putative class sought $861 and $500, respectively, in single damages from the defendants, in addition to treble damages and attorney's fees in each case. The District Court has denied class certification for both the direct and indirect purchaser plaintiffs and the U.S. Court of Appeals for the Second Circuit denied the direct and indirect purchaser plaintiffs' petitions for leave to appeal. Beginning in October 2020, similar class action proceedings were filed in Canada on behalf of all residents of Canada who purchased caustic soda or products containing caustic soda from October 1, 2015 through the present or such date deemed appropriate by the court. The Canadian proceedings are stayed pending a final class certification decision. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.
Ethylene Antitrust. The Company and other ethylene consumers were the subject of a decision issued by the European Commission (Decision AT.40410 – Ethylene) on July 14, 2020 relating to the exchange of certain commercial and pricing-related information and in fixing a price element related to certain purchases of ethylene between December 2011 and March 2017 (the "European Commission Decision"). Following the decision, the Company and other ethylene consumers have been named as defendants in a series of ten similar lawsuits in the Netherlands and Germany (the "Ethylene Antitrust Litigation") by various producers and sellers of ethylene and ethylene derivatives, which generally allege that the defendants (i) conspired to lower the purchase price for ethylene and ethylene derivatives and thus (ii) caused a cartel-induced undercharge for certain ethylene and/or ethylene derivative sales to the defendants and other third parties during the period identified in the European Commission Decision and for 24 months thereafter. Certain of the lawsuits allege damages of approximately €7,596 million in the aggregate (plus statutory interest accruing from the relevant dates) while the other lawsuits seek declaratory judgments establishing that the defendants are jointly and severally liable for an unspecified amount of damages. At this time, the Company is not able to estimate the impact that the Ethylene Antitrust Litigation could have on the Company's consolidated financial statements either in the current period or in future periods.
PVC Pipe Antitrust. The Company and other manufacturers of PVC pipe and fittings have been named as defendants in ten putative class action civil lawsuits filed in Illinois between August 2024 and June 2025 and in one lawsuit in British Columbia, Canada in September 2025 (collectively, the "PVC Pipe Antitrust Lawsuits") which generally allege that PVC pipe and fittings manufacturers conspired with each other and an industry publication (OPIS) to fix, raise, maintain and stabilize the prices of PVC pipe in the United States and Canada, resulting in the plaintiffs paying artificially high prices for PVC pipe. The plaintiffs in these cases assert violations of various U.S federal and state and Canadian competition and consumer protection laws, and seek relief including injunctive relief, damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. In October 2025, the U.S. Department of Justice intervened and was granted a partial stay of discovery in the U.S. litigation for six months due to its ongoing antitrust investigation of manufacturers of PVC pipe and others. At this time, the Company is not able to estimate the impact that the PVC Pipe Antitrust Lawsuits could have on the Company's consolidated financial statements either in the current period or in future periods.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Brazilian Contractual Indemnification Lawsuit. In July 2012, PPG Industries, Inc. ("PPG") entered into an agreement to separate various assets and liabilities of its commodity chemicals business, which were transferred to a subsidiary of Eagle Spinco, Inc., a wholly owned subsidiary of PPG ("Eagle Spinco"). Eagle Spinco is currently a wholly owned indirect subsidiary of the Company. In May 2024, a trial court in Manaus, Brazil issued a decision awarding damages to Brazilian company Di Gregorio Navegacao, Ltda ("Di Gregorio") in a lawsuit filed by Di Gregorio against PPG relating to an explosion on November 9, 1998 that destroyed the M/V DG Harmony and her cargo, which included PPG-owned calcium hypochlorite (the "Di Gregorio Lawsuit"). The decision awarded damages to Di Gregorio in the approximate amount of R$550 million (Brazilian real), plus a monetary adjustment and interest accruing from April 3, 2006, as well as 20% for legal fees. PPG appealed the trial court's decision and the Amazonas Court of Appeals issued a decision affirming in part the trial court's decision. PPG is expected to further appeal. In June 2024, PPG filed a lawsuit against the Company in Delaware Chancery Court asserting that the Company is responsible for any judgment in the Di Gregorio Lawsuit. The Company has asserted counterclaims against PPG seeking a declaration that the Di Gregorio Lawsuit is indemnifiable and that if PPG seeks reimbursement for any losses related to the Di Gregorio Lawsuit, it must assign to Eagle Spinco its rights to relevant insurance proceeds. At this time, the Company is not able to estimate the impact that the Delaware lawsuit and Eagle Spinco's contractual obligations related to the lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.
Calvert City Proceedings. As the current owner of the Calvert City, Kentucky facility, the Company was named as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 along with Goodrich Corporation ("Goodrich") and its successor-in-interest, Avient Corporation ("Avient"). The allocation of liability for remedial and operation and maintenance costs at the Calvert City site is governed by a series of agreements between the Company, Goodrich and Avient. In March 2022, the Company filed a demand for arbitration seeking reimbursement for certain allocable costs incurred during the period between May 2017 and March 2022, and which Avient has failed to pay or disputed under these agreements. Avient claims that the Company is liable for up to $22 of allocable costs from that period. Arbitration proceedings had been stayed while Avient and the Company litigated the validity of the arbitration provisions in the settlement agreement among the parties. In July 2025, the U.S. Court of Appeals for the Sixth Circuit ruled that the arbitration provisions were generally valid, and arbitration proceedings are expected to commence in the fourth quarter of 2025. At this time, the Company is not able to estimate the impact that the Calvert City proceedings could have on the Company's consolidated financial statements in the current period or in future periods.
Sulphur Mines Dome. The Louisiana Department of Energy and Natural Resources ("LDENR") issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's salt solution-mining caverns at the Sulphur Mines Dome in Sulphur, Louisiana, which required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation. Following another pressure event in June 2024, LDENR ordered the Company to take additional measures at the brine caverns, including the construction of a dome-wide containment structure. As of September 30, 2025, the Company had accrued an estimated liability of approximately $26 in connection with monitoring wells and other remedial activities, and additional compliance costs will continue to be incurred. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements either in the current period or in future periods. In November 2024, Yellow Rock LLC ("Yellow Rock") filed an amended petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly withdrew and sold oil belonging to Yellow Rock and asserting claims of negligence and breach of duties by the Company in connection with the operation and maintenance of caverns at the Sulphur Mines Dome, alleging damages in excess of $100. In June 2025, Yellow Rock filed an additional petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly extracted salt and brine belonging to Yellow Rock. At this time, the Company is not able to estimate the impact that this lawsuit could have on the Company's consolidated financial statements either in the current period or in future periods.
Environmental Contingencies and Reasonably Possible Matters. As of September 30, 2025 and December 31, 2024, the Company had accrued an estimated liability for environmental contingencies totaling approximately $71 and $72, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and, if necessary, remediation, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved for contingencies that are probable and reasonably estimable as discussed above, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $100 to $170.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net external sales
Performance and Essential Materials
Performance Materials	$1,010	$1,164	$3,088	$3,505
Essential Materials	737	855	2,302	2,458
Total Performance and Essential Materials	1,747	2,019	5,390	5,963
Housing and Infrastructure Products
Housing Products	928	937	2,746	2,826
Infrastructure Products	163	161	501	510
Total Housing and Infrastructure Products	1,091	1,098	3,247	3,336
Total reportable segments and consolidated	$2,838	$3,117	$8,637	$9,299

Intersegment sales
Performance and Essential Materials	$98	$116	$323	$376
Housing and Infrastructure Products	—	—	—	—
Total reportable segments	$98	$116	$323	$376

Significant segment expenses
Performance and Essential Materials
Raw material, energy, manufacturing and logistics costs	$1,660	$1,746	$5,220	$5,131
Depreciation and amortization	224	212	661	628
Total cost of sales	$1,884	$1,958	$5,881	$5,759
Selling, general and administrative expenses	107	98	311	291
Depreciation and amortization	14	13	40	41
Impairment of goodwill	727	—	727	—
Restructuring, transaction and integration-related costs	15	75	137	78
Total selling, general and administrative expenses	$863	$186	$1,215	$410

Housing and Infrastructure Products
Raw material, energy, manufacturing and logistics costs	$772	$742	$2,237	$2,185
Depreciation and amortization	43	34	114	101
Total cost of sales	$815	$776	$2,351	$2,286
Selling, general and administrative expenses	104	100	317	311
Depreciation and amortization	19	20	56	56
Restructuring, transaction and integration-related costs	2	—	2	5
Total selling, general and administrative expenses	$125	$120	$375	$372

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Income (loss) from operations
Performance and Essential Materials	$(902)	$(9)	$(1,383)	$170
Housing and Infrastructure Products	151	202	521	678
Total reportable segments	$(751)	$193	$(862)	$848

Depreciation and amortization
Performance and Essential Materials	$238	$225	$701	$669
Housing and Infrastructure Products	62	54	170	157
Total reportable segments	300	279	871	826
Corporate and other	3	2	10	7
Consolidated	$303	$281	$881	$833

Other income, net
Performance and Essential Materials	$10	$6	$23	$27
Housing and Infrastructure Products	2	6	2	27
Total reportable segments	12	12	25	54
Corporate and other	20	32	68	99
Consolidated	$32	$44	$93	$153

Provision for (benefit from) income taxes
Performance and Essential Materials	$(920)	$(19)	$(953)	$(11)
Housing and Infrastructure Products	820	81	857	215
Total reportable segments	(100)	62	(96)	204
Corporate and other	97	3	100	10
Consolidated	$(3)	$65	$4	$214

Capital expenditures
Performance and Essential Materials	$196	$179	$632	$598
Housing and Infrastructure Products	40	42	116	121
Total reportable segments	236	221	748	719
Corporate and other	3	(1)	6	4
Consolidated	$239	$220	$754	$723

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
A reconciliation of total reportable segments income from operations to consolidated income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total reportable segments income (loss) from operations	$(751)	$193	$(862)	$848
Corporate and other loss from operations	(15)	(13)	(45)	(39)
Interest expense	(41)	(39)	(120)	(120)
Other income, net	32	44	93	153
Income (loss) before income taxes	$(775)	$185	$(934)	$842

	September 30, 2025	December 31, 2024
Total assets
Performance and Essential Materials (1)	$12,610	$13,151
Housing and Infrastructure Products	5,027	4,855
Total reportable segments	17,637	18,006
Corporate and other	2,177	2,744
Consolidated	$19,814	$20,750
______________________________
(1)Includes equity method investments of $1,063 and $1,081 as of September 30, 2025 and December 31, 2024, respectively.
15. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of September 30, 2025, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of September 30, 2025.

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
Since 2022, our European and North American businesses have been impacted by reduced demand and lower prices due to macroeconomic conditions such as the war in Ukraine, volatility in energy prices, slower GDP growth, inflation and higher interest rates. Furthermore, the lower-than-expected demand for performance and essential materials in Asia amid capacity build-up over the years have also impacted most of our product prices and demand in Europe and North America. In the near term, we expect that the uncertainty in import tariff regimes and trading relationships across the world, volatility in energy prices, inflation and other macroeconomic conditions will continue to impact margins and demand for most of our products. Our North American Chlorovinyls business performance has been significantly impacted by declining prices and reduced demand for our products, resulting in operating losses and a downward revision of our forecasts in the third quarter of 2025. As a result of these factors, the Company performed goodwill impairment analyses during the third quarter of 2025, as discussed under the recent developments section below, and recorded a non-cash impairment charge of $727 million, representing all of the goodwill associated with the North American Chlorovinyls reporting unit.
Recent Developments
Goodwill Impairment
Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount, and otherwise at least annually. As part of the Company's continuous assessment of changes in the macroeconomic environment in the performance and essential materials industry and recent operating performance and updated forecasts in the third quarter of 2025, the Company identified triggering factors associated with the North American Chlorovinyls reporting unit which comprises PVC, VCM, caustic soda, chlorine and related derivatives assets in North America. Due to the recent operating losses and downward revision of forecasts for the North American Chlorovinyls reporting unit along with negative chlorovinyls industry trends, the Company performed a quantitative assessment to determine if the fair value of this reporting unit had been reduced below its carrying amount.
Based on the quantitative tests performed during the third quarter of 2025, the Company determined that the fair value of the North American Chlorovinyls reporting unit did not exceed its carrying amount. This resulted in a non-cash goodwill impairment charge of $727 million taken in the third quarter of 2025, representing all the goodwill associated with the North American Chlorovinyls reporting unit recognized within the Performance and Essential Materials segment. The goodwill impairment charge is reported as impairment of goodwill on the consolidated statements of operations. For all other reporting units, the Company determined that the fair value of each of the reporting units was in excess of the carrying amounts.

One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting corporations. The OBBBA, among other changes, permanently reinstates the "bonus" depreciation provisions that allow for the immediate expensing of 100% of the cost of certain qualified property, permanently reinstates the elective immediate expensing of domestic research and experimental expenditures paid or incurred, and permanently relaxes the limitation on the deductibility of business interest. The OBBBA also modifies certain international tax provisions. The Company evaluated the impact of these tax law changes and recognized the associated income tax effects in the consolidated financial statements beginning in the third quarter of 2025, the period of enactment. At this time, the Company expects these tax law changes to reduce its cash tax without materially impacting its effective income tax rate.
Pernis Facilities Closure
In July 2024, the Company approved a plan to mothball the allyl chloride ("AC") and epichlorohydrin ("ECH") units at the Company's site in Pernis, the Netherlands and recognized charges of approximately $75 million related to mothballing of the AC and ECH units in the third quarter of 2024. The Company continued to operate the liquid and solid epoxy resin ("LER/SER") and bisphenol A ("BPA") units at the Pernis facility through June 2025. In June 2025, due to the continued deterioration of the Company's business in Europe, the Company revised the original mothballing plan and approved a plan to close and cease all the remaining operations at its Pernis facility including the LER/SER and BPA units. In connection therewith, the Company plans to continue supplying customers from its LER/SER and BPA production capacity at its Deer Park, Texas facility. The anticipated closure of the entire Pernis facility would take place after the conclusion of the consultations with local works councils and unions. The Company ceased the BPA unit operations in June 2025 and ceased the LER/SER unit operations in the fourth quarter of 2025. In June 2025, the Company notified the affected employees at the Pernis facility of the Company's revised plan.
The total costs recognized during the nine months ended September 30, 2025 of $145 million consist of charges for asset retirement obligations of $77 million, other plant shutdown related costs of $33 million and employee severance and separation costs of $20 million, that are included in the restructuring, transaction and integration-related costs, and the write-down of inventory of $15 million, that is included as a component of cost of sales in the Company's consolidated statement of operations. The Company expects to incur additional costs in connection with the shutdown. The Company expects to complete the closure plan in 2030.
Suzhou Huasu Plastics PVC Resin Unit Cessation of Operations
In October 2025, the Company's 95% owned joint venture Suzhou Huasu Plastics approved the shutdown of its polyvinyl chloride ("PVC") resin unit located at its plant in Suzhou, Jiangsu, China. The decision was driven by the unit's lack of long-term economic viability. Westlake will continue to operate the PVC calendar products unit at Suzhou Huasu Plastics facility. The Company previously recognized expenses of $7 million in the second quarter of 2025 and an additional $2 million in the third quarter of 2025 associated with the cessation of operations of the unit, and expects to incur additional costs in connection with the shutdown.
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
In June 2024, the Coalition confidentially lodged an antidumping complaint with the European Commission requesting the initiation of an antidumping investigation concerning imports of epoxy resins into the European Union market originating in China, South Korea, Taiwan and Thailand. In July 2024, the European Commission published in the EU Official Journal a notice initiating an antidumping investigation concerning imports of epoxy resins originating in China, South Korea, Taiwan, and Thailand. In October 2024, the European Commission published a regulation requiring registration of imports subject to the investigation. The European Commission imposed definitive duties in late July 2025 on imports of epoxy resins from China, Taiwan, and Thailand.
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
Since 2022, we have continued to experience lower prices and weak demand for most of our performance and essential materials products globally. The ongoing conflict between Russia and Ukraine since Russia's invasion of Ukraine in 2022, the conflict in the Middle East, slow economic growth in China and Europe, increases in bisphenol-A, epichlorohydrin and base epoxy resin exports out of Asia into European and North American markets, disruption of trade flows due to enactment of duties and tariffs and related uncertainties, overcapacity in all the regions of PVC resin, polyethylene, chlor-alkali and epoxy, and volatility in natural gas, electricity and crude oil prices could have a continuing negative impact on the performance of Performance and Essential Materials businesses.

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

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the three and nine months ended September 30, 2025 and 2024.
Net External Sales
The table below presents net external sales on a disaggregated basis for our two principal operating segments. Performance Materials net external sales primarily consist of sales of PVC resin, polyethylene and epoxy resin. Essential Materials net external sales primarily consist of sales of caustic soda, chlorine, styrene, and related derivative materials. Housing Products net external sales primarily consist of sales of housing exterior and interior products, residential pipes and fittings and residential products utilizing PVC compounds. Infrastructure Products net external sales primarily consist of sales of infrastructure related pipes and fittings and infrastructure products utilizing PVC compounds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions of dollars, except per share data)
Net external sales
Performance and Essential Materials
Performance Materials	$1,010	$1,164	$3,088	$3,505
Essential Materials	737	855	2,302	2,458
Total Performance and Essential Materials	1,747	2,019	5,390	5,963
Housing and Infrastructure Products
Housing Products	928	937	2,746	2,826
Infrastructure Products	163	161	501	510
Total Housing and Infrastructure Products	1,091	1,098	3,247	3,336
	$2,838	$3,117	$8,637	$9,299

Income (loss) from operations
Performance and Essential Materials	$(902)	$(9)	$(1,383)	$170
Housing and Infrastructure Products	151	202	521	678
Corporate and other	(15)	(13)	(45)	(39)
Total income (loss) from operations	(766)	180	(907)	809
Interest expense	(41)	(39)	(120)	(120)
Other income, net	32	44	93	153
Provision for (benefit from) income taxes	(3)	65	4	214
Net income (loss)	(772)	120	(938)	628
Net income attributable to noncontrolling interests	10	12	26	33
Net income (loss) attributable to Westlake Corporation	$(782)	$108	$(964)	$595
Diluted earnings (loss) per share	$(6.06)	$0.83	$(7.48)	$4.58
EBITDA (1)	$(431)	$505	$67	$1,795
Free Cash Flow (2)	$(57)	$254	$(514)	$157
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Performance and Essential Materials	-7%	-6%	-3%	-6%
Housing and Infrastructure Products	-1%	—%	-2%	-1%
Company average	-5%	-4%	-3%	-4%

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+45%	+61%
Feedstock (Ethane)	+47%	+38%
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions of dollars)
Net cash provided by operating activities	$182	$474	$240	$880
Changes in operating assets and liabilities and other	(895)	(354)	(1,138)	(310)
Deferred income taxes	(59)	—	(40)	58
Net income (loss)	(772)	120	(938)	628
Less:
Other income, net	32	44	93	153
Interest expense	(41)	(39)	(120)	(120)
Provision for (benefit from) income taxes	3	(65)	(4)	(214)
Income (loss) from operations	(766)	180	(907)	809
Add:
Depreciation and amortization	303	281	881	833
Other income, net	32	44	93	153
EBITDA	$(431)	$505	$67	$1,795
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions of dollars)
Net cash provided by operating activities	$182	$474	$240	$880
Less:
Additions to property, plant and equipment	239	220	754	723
Free cash flow	$(57)	$254	$(514)	$157

Summary
For the quarter ended September 30, 2025, Westlake Corporation incurred a net loss of $782 million, or $(6.06) per diluted share, on net sales of $2,838 million. This represents a decrease in net income attributable to Westlake Corporation of $890 million, or $6.89 per diluted share, compared to the quarter ended September 30, 2024 net income attributable to Westlake Corporation of $108 million, or $0.83 per diluted share, on net sales of $3,117 million. Loss from operations was $766 million for the quarter ended September 30, 2025, as compared to income from operations of $180 million for the quarter ended September 30, 2024, a decrease of $946 million. The decrease in net income and income from operations was due to lower sales prices for many of our products across both segments, including PVC resin, polyethylene and pipe and fittings, lower sales volumes for PVC resin, chlorine, chlorinated derivatives, epoxy resin and building products, and higher energy and feedstock costs in the third quarter of 2025. The decrease in net income and income from operations was also due to a non-cash impairment charge of $727 million related to North American Chlorovinyls goodwill under the Performance and Essential Materials segment, as discussed under the recent developments section. These decreases were slightly offset by higher PVC compounds sales prices, higher pipe and fittings sales volumes and lower impact from fewer unplanned plant outages in the third quarter of 2025 as compared to the third quarter of 2024. Net sales decreased by $279 million to $2,838 million in the quarter ended September 30, 2025 from $3,117 million in the quarter ended September 30, 2024, primarily due to lower sales prices for PVC resin, polyethylene and pipe and fittings and lower sales volumes for PVC resin, chlorine, chlorinated derivatives, epoxy resin and building products, which were partially offset by higher PVC compounds sales prices and higher pipe and fittings sales volumes.
For the nine months ended September 30, 2025, Westlake Corporation incurred a net loss of $964 million, or $(7.48) per diluted share, on net sales of $8,637 million. This represents a decrease in net income attributable to Westlake Corporation of $1,559 million, or $12.06 per diluted share, compared to the nine months ended September 30, 2024 net income attributable to Westlake Corporation of $595 million, or $4.58 per diluted share, on net sales of $9,299 million. Loss from operations was $907 million for the nine months ended September 30, 2025, as compared to income of $809 million from operations for the nine months ended September 30, 2024, a decrease of $1,716 million in income from operations. The decrease in net income and income from operations was primarily due to lower sales prices for many of our products across both segments, including PVC resin, polyethylene, chlorine and pipe and fittings, lower sales volumes for PVC resin, epoxy resin, polyethylene, caustic soda, chlorine, and building products and higher energy and feedstock costs in the nine months ended September 30, 2025. The decrease in net income and income from operations in the nine months ended September 30, 2025 was also due to the recognition of a non-cash impairment charge of $727 million related to North American Chlorovinyls goodwill and the recognition of restructuring charges of $139 million, primarily related to the closure of the Pernis facility located in the Netherlands , all under the Performance and Essential Materials Segment. These decreases were slightly offset by higher caustic soda and PVC compounds sales prices and higher pipe and fittings sales volumes. Net sales decreased by $662 million to $8,637 million in the nine months ended September 30, 2025 from $9,299 million in the nine months ended September 30, 2024, primarily due to lower sales prices for PVC resin, polyethylene, chlorine and pipe and fittings, and lower sales volumes for PVC resin, epoxy resin, polyethylene, caustic soda, chlorine, and building products, which were partially offset by higher caustic soda and PVC compounds sales prices and pipe and fittings sales volumes.
RESULTS OF OPERATIONS
Third Quarter 2025 Compared with Third Quarter 2024
Net Sales. Net sales decreased by $279 million, or 9%, to $2,838 million in the third quarter of 2025 from $3,117 million in the third quarter of 2024. Average sales prices for the third quarter of 2025 decreased by 5% as compared to the third quarter of 2024 as a result of lower sales prices for many of our products across both segments, including PVC resin, polyethylene and pipe and fittings, which were partially offset by higher PVC compounds sales prices. Sales volumes decreased by 4% in the third quarter of 2025 as compared to the third quarter of 2024 due to lower sales volumes for PVC resin, chlorine, chlorinated derivatives, epoxy resin and building products, which were partially offset by higher pipe and fittings sales volumes.
Gross Profit. Gross profit margin was 8% in the third quarter of 2025 as compared to 16% in the third quarter of 2024. The decrease in gross profit margin was primarily due to lower sales volumes and prices for most of our major products across both segments and higher energy and feedstock costs in the third quarter of 2025, as compared to the third quarter of 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13 million to $228 million in the third quarter of 2025 from $215 million in the third quarter of 2024. This increase was mainly due to higher contract labor and legal and other consulting costs.
Amortization of Intangibles. Amortization expense in the third quarter of 2025 was consistent with the third quarter of 2024.

Impairment of Goodwill. The impairment of goodwill of $727 million represents a North American Chlorovinyls goodwill impairment charge recognized in the third quarter of 2025, within the Performance and Infrastructure Materials segment.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $17 million in the third quarter of 2025 compared to $75 million in the third quarter of 2024. The restructuring, transaction and integration-related costs in the third quarter of 2025 primarily consisted of $15 million related to the closure of Pernis facility located in the Netherlands, under the Performance and Essential Materials Segment. The restructuring, transaction and integration-related costs in the third quarter of 2024 related to mothballing of the allyl chloride and epichlorohydrin units located in Pernis facility, which consisted of expenses for environmental remediation and other plant mothballing expenses of approximately $71 million and employee severance and separation expenses of approximately $4 million.
Interest Expense. Interest expense in the third quarter of 2025 was consistent with the third quarter of 2024.
Other Income, Net. Other income, net decreased by $12 million to $32 million in the third quarter of 2025 from $44 million in the third quarter of 2024, primarily due to lower interest income resulting from the lower average cash and cash equivalent balances and lower interest rates in the third quarter of 2025 as compared to the third quarter of 2024.
Income Taxes. The effective income tax rate was 0.4% for the third quarter of 2025 as compared to 35.1% for the third quarter of 2024. The effective tax rate in the third quarter of 2025 was lower compared to the third quarter of 2024 primarily due to the non-deductible goodwill impairment charge associated with the North American Chlorovinyls reporting unit, slightly offset by a lower valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss and the impact of earnings mix across jurisdictions associated with the pre-tax loss in the third quarter of 2025.
Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $272 million, or 13%, to $1,747 million in the third quarter of 2025 from $2,019 million in the third quarter of 2024. Average sales prices for the Performance and Essential Materials segment decreased by 7% in the third quarter of 2025 as compared to the third quarter of 2024. Lower Performance Materials sales prices were primarily due to lower PVC resin and polyethylene sales prices. Sales volumes for the Performance and Essential Materials segment decreased by 6% in the third quarter of 2025 as compared to the third quarter of 2024, primarily due to lower PVC resin, chlorine, chlorinated derivatives and epoxy resin sales volumes.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $893 million to a loss of $902 million in the third quarter of 2025 from a loss of $9 million in the third quarter of 2024. This decrease in income from operations in the third quarter of 2025, as compared to the third quarter of 2024 was due to lower PVC resin and polyethylene sales prices, lower PVC resin, chlorine, chlorinated derivatives and epoxy resin sales volumes and higher natural gas and feedstock costs in the third quarter of 2025, partially offset by lower impact from fewer unplanned plant outages in the third quarter of 2025 as compared to the third quarter of 2024. This decrease in income from operations was also due to the recognition of a goodwill impairment charge of $727 million related to North American Chlorovinyls and restructuring charges of $15 million in the quarter ended September 30, 2025 related to the closure of Pernis facility located in the Netherlands.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $7 million, or 1%, to $1,091 million in the third quarter of 2025 from $1,098 million in the third quarter of 2024. Average sales prices for the Housing and Infrastructure Products segment decreased by 1% in the third quarter of 2025 as compared to the third quarter of 2024, primarily due to lower sales prices for pipe and fittings, partially offset by higher PVC compounds sales prices. Sales volumes for the Housing and Infrastructure Products segment was consistent in the third quarter of 2025 with the third quarter of 2024, as higher sales volumes for pipes and fittings was substantially offset by the lower building products sales volumes.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $51 million to $151 million in the third quarter of 2025 from $202 million in the third quarter of 2024. This decrease in income from operations in the third quarter of 2025, as compared to the third quarter of 2024, was primarily due to lower sales prices and margins for pipe and fittings and lower sales volumes for our building products, partially offset by higher sales volumes for pipe and fittings.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Net Sales. Net sales decreased by $662 million, or 7%, to $8,637 million in the nine months ended September 30, 2025 from $9,299 million in the nine months ended September 30, 2024. Sales volumes decreased by 4% in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to lower sales volumes for PVC resin, epoxy resin, polyethylene, caustic soda, chlorine and building products, which were partially offset by higher pipe and fittings sales volumes. Average sales prices for the nine months ended September 30, 2025 decreased by 3% as compared to the nine months ended September 30, 2024 as a result of lower sales prices for PVC resin, polyethylene, chlorine and pipe and fittings, which were partially offset by higher caustic soda and PVC compounds sales prices.
Gross Profit. Gross profit margin was 8% in the nine months ended September 30, 2025 as compared to 18% in the nine months ended September 30, 2024. The decrease in gross profit margin was primarily due to lower sales volumes and prices for most of our products across both segments and higher energy and feedstock costs in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $28 million to $676 million in the nine months ended September 30, 2025 from $648 million in the nine months ended September 30, 2024. This increase was mainly due to higher legal and other consulting costs and higher technology-related expenses, partially offset by lower payroll and related benefit costs.
Amortization of Intangibles. Amortization expense in the nine months ended September 30, 2025 was consistent with the nine months ended September 30, 2024.
Impairment of Goodwill. The impairment of $727 million represents a North American Chlorovinyls goodwill impairment charge recognized within the Performance and Infrastructure Materials segment in nine months ended September 30, 2025.
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs were $139 million in the nine months ended September 30, 2025 compared to $83 million in the nine months ended September 30, 2024. The costs in the nine months ended September 30, 2025 primarily consisted of $130 million related to the closure of Pernis facility located in the Netherlands and $9 million related to the cessation of operations of the PVC resin unit at the Suzhou Huasu Plastics plant located in China, under the Performance and Essential Materials Segment.
Interest Expense. Interest expense in the nine months ended September 30, 2025 was comparable to the nine months ended September 30, 2024.
Other Income, Net. Other income, net decreased by $60 million to $93 million in the nine months ended September 30, 2025 from $153 million in the nine months ended September 30, 2024, primarily due to lower interest income resulting from the lower average cash and cash equivalent balances and lower interest rates in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 and also due to the recognition of higher insurance recoveries in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2025.
Income Taxes. The effective income tax rate was (0.4)% for the nine months ended September 30, 2025 as compared to 25.4% for the nine months ended September 30, 2024. The effective tax rate in the nine months ended September 30, 2025 was lower compared to the nine months ended September 30, 2024 primarily due to the non-deductible goodwill impairment charge associated with the North American Chlorovinyls reporting unit, a higher valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss and the impact of earnings mix across jurisdictions associated with the pre-tax loss for the nine months ended September 30, 2025.

Performance and Essential Materials Segment
Net Sales. Net sales for the Performance and Essential Materials segment decreased by $573 million, or 10%, to $5,390 million in the nine months ended September 30, 2025 from $5,963 million in the nine months ended September 30, 2024. Average sales prices for the Performance and Essential Materials segment decreased by 3% in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Sales volumes for the Performance and Essential Materials segment decreased by 6% in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to lower polyethylene, caustic soda and chlorine sales volumes. Lower Performance Materials sales prices were primarily due to lower PVC resin and epoxy resin sales prices. Lower Essential Materials sales prices for chlorine was offset by higher caustic soda sales prices.
Income from Operations. Income from operations for the Performance and Essential Materials segment decreased by $1,553 million to a loss of $1,383 million in the nine months ended September 30, 2025 from income of $170 million in the nine months ended September 30, 2024. This decrease in income from operations in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was due to lower sales prices for most of our major products in this segment, particularly PVC resin, polyethylene, chlorine, lower sales volumes for PVC resin, epoxy resin, polyethylene, caustic soda and chlorine, the impact of Petro 1 and other planned turnaround activities, offset by the impact of fewer unplanned plant outages in the nine months ended September 30, 2025, and higher natural gas and feedstock costs. This decrease in income from operations was also due to the recognition of a North American Chlorovinyls goodwill impairment charge of $727 million in the quarter ended September 30, 2025, the recognition of restructuring charges of $139 million in the nine months ended September 30, 2025 primarily related to the closure of Pernis facility. These decreases were partially offset by higher sales prices for caustic soda.
Housing and Infrastructure Products Segment
Net Sales. Net sales for the Housing and Infrastructure Products segment decreased by $89 million, or 3%, to $3,247 million in the nine months ended September 30, 2025 from $3,336 million in the nine months ended September 30, 2024. Average sales prices for the Housing and Infrastructure Products segment decreased by 2% in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to lower sales prices for pipe and fittings, partially offset by higher PVC compounds sales prices. Sales volumes for the Housing and Infrastructure Products segment decreased by 1% in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to lower building products sales volumes, partially offset by higher pipe and fittings sales volumes.
Income from Operations. Income from operations for the Housing and Infrastructure Products segment decreased by $157 million to an income of $521 million in the nine months ended September 30, 2025 from income of $678 million in the nine months ended September 30, 2024. This decrease in income from operations in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to lower sales volumes, particularly for building products, and lower sales prices for pipe and fittings, partially offset by higher pipe and fittings sales volumes and higher PVC compounds sales prices.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
Cash Flows
Operating Activities
Operating activities provided cash of $240 million in the first nine months of 2025 compared to cash provided by operating activities of $880 million in the first nine months of 2024. The $640 million decrease in cash flows from operating activities was mainly due to lower prices and demand for most of our products and cash used in connection with the turnaround of the Petro 1 ethylene facility in Lake Charles, partially offset by a favorable change in working capital in the nine months ended September 30, 2025. The favorable change in the first nine months of 2025 was substantially driven by the higher accrued and other liabilities which were due to the accrual of Pernis facility closure costs partially offset by the cash outflows related to a payment to Triad Hunter, LLC, which was accrued previously in 2023, to resolve litigation in the nine months ended September 30, 2025 and lower inventory levels during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Investing Activities
Net cash used for investing activities in the first nine months of 2025 was $968 million as compared to net cash used for investing activities of $736 million in the first nine months of 2024. The increase in cash used for investing activities in the first nine months of 2025 as compared to the first nine months of 2024 was primarily related to the purchase of $198 million of investments comprising corporate bonds and U.S. government debt securities, among others. Capital expenditures were $754 million in the first nine months of 2025 as compared to $723 million in the first nine months of 2024.
Financing Activities
Net cash used for financing activities during the first nine months of 2025 was $285 million as compared to net cash used for financing activities of $517 million in the first nine months of 2024. The financing activities during the first nine months of 2025 included the payment of $204 million of cash dividends, the repurchase of $30 million of our outstanding common stock for treasury and $33 million of cash distributions to noncontrolling interests. The financing activities in the first nine months of 2024 included the redemption of $300 million aggregate principal amount of the 0.875% senior notes due 2024, $197 million payment of cash dividends and $31 million of cash distributions to noncontrolling interests.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, available-for-sale securities, cash from operations, short-term borrowings under our credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were no repurchases of common stock under the 2014 Program during the three months ended September 30, 2025. As of September 30, 2025, we had repurchased 9,482,402 shares of our common stock for an aggregate purchase price of approximately $664 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of September 30, 2025.

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
Cash and Cash Equivalents and Available-For-Sale Securities
As of September 30, 2025, our cash and cash equivalents totaled $1,927 million.
As of September 30, 2025, our available-for-sale securities totaled $198 million. See Note 2 to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our available-for-sale securities.
In addition to our cash and cash equivalents, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of September 30, 2025, the carrying value of our indebtedness totaled $4,656 million. See Note 7 to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our long-term indebtedness.
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

Our long-term debt consisted of the following as of September 30, 2025:

	Principal Amount (in millions of dollars)	Debt Issuance Date	Maturity Date	Par Call Date
3.60% senior notes due 2026 (the "3.60% 2026 Senior Notes")	$750	August 2016	August 2026	May 15, 2026
Loan related to tax-exempt waste disposal revenue bonds due 2027	11	December 1997	December 2027
1.625% €700 million senior notes due 2029 (the "1.625% 2029 Senior Notes")	822	July 2019	July 2029	April 17, 2029
3.375% senior notes due 2030 (the "3.375% 2030 Senior Notes")	300	June 2020	June 2030	March 15, 2030
3.50% senior notes due 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes")	250	November 2017	November 2032	November 1, 2027
2.875% senior notes due 2041 (the "2.875% 2041 Senior Notes")	350	August 2021	August 2041	February 15, 2041
5.00% senior notes due 2046 (the "5.00% 2046 Senior Notes")	700	August 2016	August 2046	February 15, 2046
4.375% senior notes due 2047 (the "4.375% 2047 Senior Notes")	500	November 2017	November 2047	May 15, 2047
3.125% senior notes due 2051 (the "3.125% 2051 Senior Notes")	600	August 2021	August 2051	February 15, 2051
3.375% senior notes due 2061 (the "3.375% 2061 Senior Notes")	450	August 2021	August 2061	February 15, 2061
Term loan 2026 (the "2026 Term Loan")	3	March 2021	March 2026
Total long-term debt	$4,736
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
As of September 30, 2025, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a new $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of September 30, 2025, we were in compliance with the total leverage ratio financial maintenance covenant.

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of September 30, 2025, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of September 30, 2025, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027, and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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
•recoverability of the carrying value of our long-lived assets, including tangible assets and intangible assets with finite lives, and the fair value of our reporting units with goodwill;
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
•increased costs and other effects of tariffs imposed by the U.S. government, and any effects on trading relationships among the United States and other countries; and
•results of the closure of the Pernis, Netherlands facility and cessation of operations of the PVC resin unit at the Suzhou Huasu Plastics plant located in China (such as timing and amount of recognition of related costs and our expectations regarding our financial performance following such closure and cessation of operations).

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
•the effects of government shutdowns;
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps, futures, forwards and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2025, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on the loss before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2025, we had $4,722 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $47 million. Also, at September 30, 2025, we had $14 million principal amount of variable rate debt outstanding, which represents the term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $14 million as of September 30, 2025 was 2.84%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at September 30, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. In January 2018, we entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €220 million designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. In July 2019, we terminated a portion of the foreign exchange hedging contract with a notional value of €70 million. The notional value of the remaining net investment hedges was €150 million at September 30, 2025. The arrangement is scheduled to settle in 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of September 30, 2025), please see the 2024 Form 10-K and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q, in addition to the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2025	1,664	$81.93	—	$386,178,956
August 2025	158	86.72	—	386,178,956
September 2025	—	—	—	386,178,956
	1,822	$82.34	—
_____________
(1)    Includes 1,664 and 158 shares withheld in July 2025 and August 2025, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan (as amended and restated effective May 11, 2023).
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were no repurchases of common stock under the 2014 Program during the three months ended September 30, 2025. As of September 30, 2025, 9,482,402 shares of our common stock had been acquired at an aggregate purchase price of approximately $664 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CORPORATION

Date:	October 31, 2025	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President and Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2025	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)