Form 10-K
period 2025-12-31
WESTLAKE CORP
filed 2026-02-26
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on June 30, 2025, the end of the registrant's most recently completed second fiscal quarter, based on a closing price on June 30, 2025 of $75.93 on the New York Stock Exchange was approximately $2.5 billion.
There were 127,910,338 shares of the registrant's common stock outstanding as of February 18, 2026.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part II and Part III of this Form 10-K is incorporated by reference from the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's 2026 Annual Meeting of Stockholders to be held on May 14, 2026.

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
Cautionary Statements about Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Certain of the statements contained in this Form 10-K are forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expected" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:
•the ultimate timing, outcome and results of integrating the operations of any acquisitions and the ultimate outcome of our operating efficiencies applied to the products and services; the effects of any such acquisition, including the combined company's future financial condition, results of operations, strategies and plans; and expected synergies and other benefits from any such acquisition and our ability to realize such synergies and other benefits;
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
•increased costs and other effects of tariffs, antidumping duties, or other trade remedies imposed by the U.S. government or other governments, and any effects on trading relationships among the United States and other countries; and
•results of the closures of certain of our facilities, including the units located in Pernis, Netherlands, certain of the North American chlorovinyls production assets located in Louisiana and Mississippi, and the styrene production plant located in Louisiana (such as the timing and amount of recognition of related costs and our expectations regarding our financial performance following such closures).
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
•changes in laws or regulations, including trade policies and tariffs;
•disruptions in global trade, including as a result of tariffs, trade restrictions, retaliatory trade measures or the effect of such actions on trading relationships;
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
Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this Form 10-K represent rated capacity of the facilities at December 31, 2025. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

iii

PART I

Item 1. Business
Overview
Westlake Corporation is a vertically integrated global manufacturer and marketer of both housing and infrastructure products and performance and essential materials that are designed to enhance the lives of people every day. Our products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive, healthcare, water treatment, wind turbines, coatings as well as other durable and non-durable goods. We operate in two principal operating segments, Housing and Infrastructure Products (HIP) and Performance and Essential Materials (PEM). We are highly integrated along our materials chain with significant downstream integration from ethylene and chlor-alkali (chlorine and caustic soda) into vinyls, polyethylene (PE) and epoxy. We also have substantial downstream integration from polyvinyl chloride ("PVC") into our HIP segment for our residential building products, PVC pipe and fittings and PVC compounds.
Our Strategy and History
As a global manufacturer of housing and infrastructure products and performance and essential materials, we focus on delivering value to our customers, creating sustainable shareholder value, and developing a rewarding work environment for our employees. We are committed to produce products that are enhancing the lives of people every day. We do this by providing innovative and useful products while maintaining high standards of customer service and operational excellence with a commitment to managing costs. We continually explore external and internal growth opportunities that complement our existing products and our integrated structure, help us reduce costs by optimizing our asset footprint and improve productivity.
We began operations in 1986 and since then, we have grown rapidly into an integrated global producer of building products and chemicals through effectively executing our growth strategy.
In 2014, we formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed an initial public offering of common units (the "Westlake Partners IPO"). As of February 18, 2026, Westlake Partners' assets consisted of a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. OpCo's assets include two ethylene production facilities at our olefins facility in Lake Charles, Louisiana, one ethylene production facility at our Calvert City, Kentucky site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas site, which includes our Longview polyethylene production facility. We retain a 77.2% limited partner interest in OpCo, a 40.1% limited partner interest in Westlake Partners (consisting of 14,122,230 common units), a general partner interest in Westlake Partners and incentive distribution rights. The operations of Westlake Partners are consolidated in our financial statements. We are party to certain agreements with Westlake Partners and OpCo whereby, among other items, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. We use this ethylene in the production processes of our Performance and Essential Materials segment.
Since 2022, we own an aggregate 50% membership interest in LACC, LLC ("LACC"), which owns an ethylene plant that is adjacent to our chlor-alkali facility in Lake Charles and has 2.2 billion pounds per year of ethylene production capacity. We receive our proportionate share of LACC's ethylene production on a cash-cost basis, which benefits our integrated downstream operations.
We have grown organically and completed multiple acquisitions as we seek to either expand our existing business or add new complementary businesses. In 2016, we completed the acquisition of Axiall Corporation ("Axiall"), a manufacturer and international marketer of chemicals and building products with manufacturing sites in North America, for purchase consideration of approximately $2.5 billion.
In 2021, we completed the acquisition of Boral Limited's North American building products businesses in roofing; siding; trim; and shutters; decorative stone; and windows for total consideration of approximately $2.1 billion. In 2022, we completed the acquisition of the global epoxy business of Hexion Inc. ("Westlake Epoxy") for total consideration of approximately $1.2 billion. In 2025, we completed the expansion of chlorine, caustic soda and VCM productions capacities at our Geismar, Louisiana site. In January 2026, we acquired the global compounding solutions businesses of the ACI/Perplastic Group (collectively, "ACI"). ACI, a Portugal-based manufacturer of specialty materials serving the wire and cable sectors with manufacturing locations in Portugal, Mexico, Tunisia and Romania.

Sustainability
We are continually seeking ways to enhance the safety, efficiency, and overall impact of our operations on our employees, the communities where we operate, and the environment. We endeavor to produce and deliver our products in increasingly sustainable ways, to reduce the environmental footprint of our operations and to develop products with improved sustainability features. To achieve these objectives, we continue to focus on recycling opportunities within our businesses, reducing waste at our facilities, incorporating more recycled content into our products, seeking to incorporate renewable and bio-based materials, and producing products that support greater efficiency and durability.
Housing and Infrastructure Products Business
Our HIP segment is primarily comprised of residential and non-residential building products, PVC pipe and fittings, and compound products made from PVC and other polymers.
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
Our HIP business consists of several product groups including: (i) exterior and interior building products, which includes siding, trim and mouldings, stone, roofing, windows and outdoor living products; (ii) PVC pipe, specialty PVC pipe and fittings; and (iii) compounds primarily made from PVC. Many of our products are made from PVC, including PVC products for water and sewer systems and home and light commercial applications for siding, trim and mouldings, outdoor living products, windows and PVC compounds.
Siding. Our siding products include insulated siding and vinyl siding and accessory products. Additionally, we offer premium siding products such as Celect® Cellular Composite Siding, TruExterior® Siding and Cedar Renditions™ Siding. Our siding business is also a leader in non-wood shutters and siding accessories along with an array of specialty tools to aid installation. Our brands include Royal® Siding, Portsmouth® Shake and Shingle, Foundry® Specialty Siding, TruExterior Siding & Trim, Celect Cellular Exteriors, Mid-America® Exteriors, Tapco Tools®, and many more.
Trim and Mouldings. We offer a wide variety of trim and moulding products, including exterior and interior products for homes, multi-family and light commercial structures that are used as substitute for wood and wood composite offerings. Our brands include Royal Trim and Mouldings, TruExterior Siding & Trim, and Kleer Lumber®, among others.
Stone. We are a leader in the masonry stone veneer category, with both mortar applied products and mechanically fastened products that are used as a substitute for stone on exterior walls and accents as well as in interior applications such as fireplaces, kitchens and bathrooms. Our stone brands include Cultured Stone®, Eldorado Stone®, Versetta Stone®, StoneCraft Industries® and Dutch Quality Stone®.
Roofing. Our DaVinci® Roofscapes is a premium composite roofing. Additional product offerings include concrete and clay roof tiles and stone-coated steel roofing. Our other roofing brands include NewPoint™ Concrete Roof Tile, US Tile® Clay Roofing Products, and Unified Steel® Stone Coated Roofing, among others.
Windows. We are a regional fabricator of vinyl windows in the South and Southeast markets of the United States. Our brands include Legacy Collection™, the Krestmark® Collection, and the Magnolia Collection™.
Outdoor Living Products. Our outdoor living products include Zuri® Premium Decking.
PVC Pipe. We manufacture and sell PVC pipe ranging in sizes from ½ inch to 36 inches in diameter, in gasketed, solvent welded, and restrained joint configurations. Our pipe products are used in residential water and sewer applications; municipal potable water and sewer infrastructure; plumbing and industrial applications, including drain, waste and vent ("DWV"); electrical duct and conduit; turf irrigation, water well and other major water transport market segments. We manufacture and market pipe for water, sewer, irrigation and conduit pipe products under the Westlake Pipe & Fittings brand name.

Specialty PVC Pipe. Our specialty PVC pipe includes the Certa-Lok® pipe and Certa-Lok CLIC® joining systems, which provide restrained joints with rapid assembly, designed for use in potable water, sewer, fire protection, agriculture, well-casing, electrical conduit and other piping system applications in the residential and various infrastructure markets. Other specialty products include a system for high rise DWV installations that incorporates low-smoke and flame properties. Our molecularly-oriented PVC ("PVCO") pipe, AquaMax®, is produced with less PVC than conventional pipe improving our environmental footprint while delivering higher performance. We also manufacture and market specialty pipe under the Certa-Set®, Certa-Flo®, Certa-Com®, Yelomine®, Fluid-Tite®, Kwik-Set® and Sure-Fit® brand names, among others.
Fittings. Our fittings products include a range of injection-molded and custom fabricated-fittings including: injection mold DWV fittings for residential, low-rise and high-rise commercial installations; molded gasketed and solvent weld sewer fittings up to 12 inches, molded gasketed municipal pressure fittings and molded fittings for the pool, spa, industrial markets and electrical assemblies; and fabricated custom fittings up to 36 inches for municipal and plumbing installations. We manufacture and market specialty fittings under the Westlake Pipe & Fittings brand name.
Compounds. Compounds are custom blended formulations made by combining PVC resin or other polymers with functional additives. They offer specific end-use properties based on customer-determined specifications and are used to produce rigid and flexible applications. Our compounds are processed (by our customers) via extrusion, injection molding, blow molding calendering. Our primary markets are building materials (housing), pipe and fittings, industrial materials, automotive, healthcare, telecommunications and consumer goods. Flexible compounds are used for, but not limited to, the following applications: wire and cable, flooring, roofing, wall coverings, window and door trims, gaskets, industrial applications, automotive interior and exterior trims, footwear and medical applications. Rigid extrusion compounds are commonly used for pipe, window and door profiles, fencing, decking, railing, siding and trim. Injection molding and blow molding compounds are commonly used for pipe fittings, electrical components, industrial applications and packaging for consumer goods. We manufacture and market custom compounds under the Westlake Global Compounds brand names.
Recycled Products. Westlake Dimex is a producer of post-industrial-recycled PVC, PE and thermoplastic elastomer (TPE) compounds in addition to various consumer and professional products made from recycled PVC, PE and TPE materials. These products include landscape edging; industrial, home and office matting; marine dock edging; and masonry control joints.
Raw Materials and Suppliers
Our North American PVC facilities in the PEM segment supply most of the PVC required for our housing exteriors and PVC pipe and fittings plants. Our raw materials for stone, roofing and accessories, windows, shutters, and specialty tool products are purchased externally. PVC required for the compounds plants is either internally sourced from our PEM segment or externally purchased based on the location of the plants. The remaining raw materials required, including pigments, fillers, stabilizers, and other ingredients, are typically purchased under short-term contracts, long-term contracts and in the spot market based on prevailing market prices.
Manufacturing
We operate 53 manufacturing facilities primarily in North America where we produce siding, trim and mouldings, stone, roofing, windows, outdoor living products, PVC pipes, specialty PVC pipe and fittings. We also operate 11 manufacturing facilities in North America, Europe and Asia where we produce compounds. The following table illustrates the properties owned and leased by the HIP business for manufacturing products:

	Manufacturing Facilities
	Owned	Leased
North America	43	15
Europe	2	2
Asia	2	—
Marketing, Sales and Distribution
We sell a majority of our siding, trim and mouldings, stone, roofing, windows and outdoor living products, PVC pipe, specialty PVC pipe and fittings through a combination of our internal sales force and some external manufacturer's representatives. In North America, we operate 39 leased and 8 owned distribution centers, storage facilities and warehouses that service and supply these products to local customers, contractors and distributors. We also engage in advertising programs primarily directed at trade professionals and homeowners that are designed to increase awareness of and interest in our products. We also display our products at trade shows. Additionally, our 11 compounds manufacturing facilities across the world sell through a combination of our internal sales force and distributors.

No single customer accounted for 10% or more of net sales for the HIP segment in 2025.
Competition
Our HIP businesses operate in highly competitive markets. Competition in the housing and infrastructure products market is based on product quality and product innovation, technical support and customer service, product consistency, availability of potential substitute materials, on-time delivery and price. We compete in the housing and infrastructure products market with other producers and fabricators including Associated Materials LLC., CertainTeed Corporation, Cornerstone Building Brands, Inc., Diamond Plastics Corporation, IPEX Inc., JM Eagle Inc., Trex Company, Inc. and James Hardie, and with producers of compounds including GEON Performance Solutions and Teknor Apex Company, Inc.
Seasonality
Though we generally see demand for our products throughout the year, our sales have historically experienced some seasonality, particularly for our housing products. We have typically experienced moderately higher levels of sales of our residential products in the second and third quarters of the calendar year due to inventory restocking and improved weather for construction. Our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. Sales are also generally impacted by the number of days in a quarter or a year that contractors and other professionals are able to install our products. The number of days can vary dramatically based on, among other things, weather events such as rain, snow and extreme temperatures. We generally experienced lower levels of sales of our housing products in the fourth quarter due to adverse weather conditions in certain markets, which typically reduces the construction and renovation activity during the winter season.
Performance and Essential Materials Business
Our PEM products such as ethylene, PVC, polyethylene, epoxy and caustic soda are some of the most widely used materials in the world and are upgraded into a wide variety of higher value-added products used in many end-markets. We are one of the largest producers of chlor-alkali and PVC in the world, which makes us a leading global chlorovinyls producer. Our performance and essential materials are used by customers in PVC pipe applications; housing and construction products; food and specialty packaging; industrial and consumer packaging; renewable wind energy; coatings; consumer durables; medical health applications; and mobility and transportation, among others.
Chlor-alkali and petrochemicals are typically manufactured globally in large volume by a number of different producers using widely available technologies. We are a leading supplier of liquid and solid epoxy resins that are used in a wide variety of industrial coating applications. We are also one of the leading producers of epoxy specialty resins, modifiers and curing agents in Europe, the United States and Asia with a global reach to our end markets. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability.
Products
Principal products in our integrated PEM segment include ethylene, PE, chlor-alkali (chlorine and caustic soda), chlorinated derivative products, ethylene dichloride ("EDC"), VCM and PVC. We manage our integrated vinyls production chain to optimize product margins and capacity utilization.
We manufacture ethylene through three of the OpCo plants and our portion of LACC's production capacity. These facilities are located in Lake Charles and Calvert City. Chlor-alkali materials are produced at our three plants located in Lake Charles, two plants located in Germany and one plant located in each of Calvert City, Geismar and Plaquemine, Louisiana, Natrium, West Virginia, Longview, Washington and Beauharnois, Quebec, Canada. Our VCM is produced at each of our plants at Calvert City, Plaquemine, Geismar and Lake Charles and two plants located in Germany. Our PVC is produced at our four plants located in Germany and one plant in each of Calvert City, Plaquemine and Geismar. Polyethylene and associated products are produced at our two PE plants in Lake Charles and three PE plants and a specialty PE wax plant at our Longview site. Our chlorinated derivative products are primarily produced at our plants in Lake Charles and Natrium. Epoxy Specialty Resins are produced at two plants located in Germany, two plants in the United States, one plant in Spain and one plant in South Korea. Base Epoxy Resins and Intermediaries are produced at our plant in Deer Park, United States. Our other Asian manufacturing facilities are located near Shanghai, in China, and in Kaohsiung, Taiwan, through our 95%- and 60%-owned joint ventures. As of February 18, 2026, we (directly and through OpCo, our investment in LACC, and our 95%- and 60%-owned joint ventures in China and Taiwan, respectively) had approximately 39.2 billion pounds per year of aggregate production capacity at numerous manufacturing sites in North America, Europe and Asia in our PEM segment.

The following table illustrates our PEM segment production capacities at February 18, 2026 by principal product and the end uses of these products:

Product (1)(5)	Annual Capacity (2)	End Uses	Principal Manufacturing Facilities (9)(10)
	(Millions of pounds)
Ethylene (7)	4,820	VCM, polyethylene, EDC, styrene, ethylene oxide/ethylene glycol	Calvert City, Kentucky Lake Charles, Louisiana
Chlorine (4)(6)	6,670	VCM, EDC, organic/inorganic chemicals, bleach and water treatment	Calvert City, Kentucky Geismar, Louisiana Lake Charles, Louisiana Plaquemine, Louisiana Natrium, West Virginia Gendorf and Knapsack, Germany
Caustic Soda (4)(6)	7,510	Pulp and paper, organic/inorganic chemicals, neutralization and alumina	Calvert City, Kentucky Geismar, Louisiana Lake Charles, Louisiana Plaquemine, Louisiana Natrium, West Virginia Gendorf and Knapsack, Germany
VCM (4)(6)	7,630	PVC, PVC Compounds	Calvert City, Kentucky Geismar, Louisiana Lake Charles, Louisiana Plaquemine, Louisiana Gendorf and Knapsack, Germany
Specialty PVC	980	Automotive sealants, cable sheathing, medical applications and other applications	Burghausen, Cologne, and Gendorf, Germany
Commodity PVC (4)(8)	5,520	Construction materials including pipe, siding, profiles for windows and doors, film and sheet for packaging and other applications	Calvert City, Kentucky Geismar, Louisiana Plaquemine, Louisiana Cologne and Knapsack, Germany
Low-Density Polyethylene ("LDPE")	1,500	High clarity packaging and bags, shrink films, food packaging, coated paper board, cup stock, paper folding cartons, lids, closures and general purpose molding	Lake Charles, Louisiana Longview, Texas
Linear Low-Density Polyethylene ("LLDPE")	1,070	Heavy-duty films and bags, general purpose liners	Lake Charles, Louisiana Longview, Texas
Chlorinated Derivative Materials	2,280	Coatings, flavorants, films, refrigerants, water treatment applications, chemicals and pharmaceutical production	Lake Charles, Louisiana Natrium, West Virginia Longview, Washington Beauharnois, Canada

Product (1)(5)	Annual Capacity (2)	End Uses	Principal Manufacturing Facilities (9)(10)
	(Millions of pounds)
Epoxy Specialty Resins	580
Protective coatings and adhesive applications; building and bridge construction, flooring, transportation, oil & gas electrical applications; generators and bushings, transformers, medium and high-voltage switch gear components composites epoxy resins; wind energy, automotive, aerospace, construction, industrial applications
			Lakeland, Florida Argo, Illinois Duisburg and Esslingen, Germany Onsan, South Korea Barbastro, Spain
Base Epoxy Resins and Intermediaries (3) (BERI)	610
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
(3)    Excludes production capacity related to our Pernis, Rotterdam, The Netherlands facility, which was closed in 2025. Annual production capacity of BERI associated with Pernis facility was approximately 675 million pounds.
(4)    Excludes production capacity related to our chlorovinyl facilities that were closed in December 2025, including (i) our PVC plant at the Aberdeen, Mississippi site, which had an annual capacity of approximately 1.0 billion pounds of suspension PVC, (ii) our VCM plant at the Lake Charles, Louisiana North site, which had an annual capacity of approximately 910 million pounds of VCM, and (iii) one of our diaphragm chlor-alkali units at the Lake Charles, Louisiana site, which had an annual capacity of approximately 825 million pounds of chlorine and 910 million pounds of caustic soda.
(5)    Excludes styrene production related to our styrene production plant located at the Lake Charles, Louisiana site, which was closed in December 2025 and had an annual production capacity of approximately 570 million pounds of styrene.
(6)    Includes increased chlorine, caustic soda and VCM production capacities of 220 million pounds, 242 million pounds and 600 million pounds, respectively, as a result of expansions at our Geismar, Louisiana facilities in 2025.
(7)    Includes production capacity in Lake Charles and Calvert City owned by OpCo and our portion of LACC's production capacity in Lake Charles. For additional information on OpCo, see "Ethylene" below.
(8)    Excludes production capacity related to the PVC resin unit owned by the Company's 95% owned joint venture Suzhou Huasu Plastics, which was closed in October 2025.
(9)    Except as noted in notes (10) and (11) below, we own each of these facilities.
(10) We lease the land on which our Gendorf, Burghausen, Knapsack, Cologne and Esslingen, Germany facilities, Longview and Deer Park, Texas facilities and Argo, Illinois facility are located. We also lease the Esslingen, Germany building.
(11) We lease a portion of the land on which our Calvert City facility is located.
Ethylene. Ethylene is the world's most widely used petrochemical in terms of volume. It is the key building block used to produce a large number of higher value-added chemicals including PE, EDC, and VCM. We are party to certain agreements with Westlake Partners and OpCo whereby, among other things, OpCo sells us 95% of the ethylene it produces on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10. OpCo has the capacity to produce approximately 3.0 billion pounds of ethylene per year at our Lake Charles site, and we have the capability to consume all of OpCo's production that we purchase at Lake Charles to produce EDC, VCM, and polyethylene. In addition, we (through OpCo) produce ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We (through OpCo) sell our entire output of these co-products to external customers. The ethylene from OpCo's facility in Calvert City and LACC's facility in Lake Charles is used to produce VCM at our facilities. We obtain the remainder of the ethylene we need for our business from third party purchases. The use of ethane feedstock by our ethylene plants enables us to enhance our low-cost materials chain integration.

Chlorine and Caustic Soda. We are one of the largest producers of chlor-alkali in the world, having the capacity to produce approximately 6.7 billion pounds of chlorine and 7.5 billion pounds of caustic soda. We combine salt and electricity to produce chlorine and caustic soda, commonly referred to as chlor-alkali, at our Lake Charles, Plaquemine, Natrium, Calvert City, Geismar, Beauharnois, Longview (Washington), Gendorf, Knapsack and Kaohsiung facilities. Our Lake Charles, Plaquemine and Natrium cogeneration assets have the capacity to generate approximately 790, 240 and 100 megawatts of electricity, respectively, per year. We use our chlorine production in our VCM and chlorinated derivative products plants. We currently have the capacity to supply all of our chlorine requirements internally. Any remaining chlorine is sold into the merchant chlorine market. Our caustic soda is sold to external customers who use it for, among other things, to produce pulp and paper, organic and inorganic chemicals and alumina.
VCM. VCM is used to produce PVC, solvents and PVC-related products. We use ethylene and chlorine to produce EDC, which is used in turn, to produce VCM. We have the capacity to produce approximately 6.1 billion pounds and 1.6 billion pounds of VCM per year at our North American and European facilities, respectively. The majority of our VCM is used internally in our PVC operations. VCM and EDC not used internally are sold externally.
PVC. PVC, the world's third most widely used plastic, is an attractive alternative to traditional materials such as glass, metal, wood, concrete and other plastic materials because of its versatility, durability and cost-competitiveness. PVC is produced from VCM, which is, in turn, made from chlorine and ethylene.
We are one of the largest PVC producers in the world. We have the capacity to produce approximately 5.5 billion pounds and 1.0 billion pounds of commodity and specialty PVC per year, respectively, at our various facilities globally. We use some of our PVC internally in the HIP segment for the production of our building products, pipe and fittings and compounds. The remainder of our PVC is sold to downstream fabricators and the international markets.
Polyethylene. Polyethylene, the world's most widely consumed polymer, is used to manufacture a wide variety of film, coatings and molded product applications primarily used in packaging. PE is generally classified as either LDPE, LLDPE or high-density polyethylene ("HDPE"). The density correlates to the relative stiffness of the end-use products. The difference between LDPE and LLDPE is molecular, and products produced from LLDPE, in general, have higher strength properties than products produced from LDPE. LDPE exhibits better clarity and other physical properties and is used in end products such as bread bags, food wraps, milk carton coatings and food packaging. LLDPE is used for higher film strength applications such as stretch film and heavy-duty sacks. HDPE is used to manufacture products such as groceries, merchandise and trash bags, rigid plastic containers, plastic closures and pipes.
We are a leading producer of LDPE by capacity in North America and predominantly use the autoclave technology (versus tubular technology), which is capable of producing higher-margin specialty PE products. In 2025, our annual capacity of approximately 1.5 billion pounds of LDPE was available in numerous formulations to meet the needs of our diverse customer base. We also have the capacity to produce approximately 1.1 billion pounds of LLDPE per year in various formulations. We produce LDPE and LLDPE at both the Lake Charles and Longview (Texas) facilities. Our Lake Charles and Longview facilities also have the capability to produce HDPE. We sell PE to external customers as a final product in pellet form.
Chlorinated Derivative Materials. Our chlorinated derivative products include ethyl chloride, perchloroethylene, trichloroethylene, tri-ethane® solvents, VersaTRANS® solvents, calcium hypochlorite, hydrochloric acid (HCL) and pelletized caustic soda. We have the capacity to produce approximately 2.3 billion pounds of chlorinated derivative products per year, primarily at our Lake Charles, Natrium, Beauharnois and Longview (Washington) facilities. The majority of our chlorinated derivative products are sold to external customers who use these products for, among other things, refrigerants, water treatment applications, chemicals and pharmaceutical production, food processing, steel pickling, solvent and cleaning chemicals and natural gas and oil production.
Epoxy Specialty Resins. We are one of the leading producers of epoxy specialty resins, modifiers and curing agents in Europe, the United States and Asia with a global reach to our end markets. Epoxy resins are the fundamental component of many types of materials and are often used in the automotive, construction, wind energy, aerospace and electronics industries due to their superior adhesion, strength and durability. Epoxy specialty resins are used for a variety of high-end coating applications that require superior adhesion, corrosion resistance and durability of epoxy such as protective coatings that are used for construction, flooring and transportation, among others. We produce epoxy specialty resins at our plants located in Duisburg and Esslingen, Germany, Barbastro, Spain, Onsan, South Korea, and Lakeland, Florida and Argo, Illinois in the United States. We have the total capacity to produce approximately 580 million pounds of epoxy specialty resins per year, all of which is sold to external customers.

Base Epoxy Resins and Intermediaries (BERI). We are a leading supplier of Liquid and Solid Epoxy Resin. These base epoxies are used in a wide variety of industrial coatings applications. In addition, we are a major producer of bisphenol-A ("BPA"), a key precursor in the downstream manufacturing of basic epoxy resins and specialty resins. We internally consume the majority of our BPA, which ensures consistent supply of our required intermediate materials. We produce base epoxies and intermediaries at our Deer Park, Texas facility, where we have the capacity to produce approximately 610 million pounds per year.
Product and Application Development. Our product and application development activities are geared towards developing and enhancing products, processes and applications. Facilities where we perform such activities are located in the United States, Germany and China.
Feedstocks
We are highly integrated along our materials production chain. We (through OpCo) produce most of the ethylene required to produce our PE and vinyl products. Ethylene can be produced from either petroleum liquid feedstocks, such as naphtha, condensates and gas oils, or from natural gas liquid feedstocks, such as ethane, propane and butane. Both of OpCo's Lake Charles ethylene plants use ethane as the primary feedstock. Pursuant to a feedstock supply agreement between us and OpCo, OpCo receives ethane feedstock at our Lake Charles site through several pipelines from a variety of suppliers in Texas and Louisiana. We own a 50% interest in a 104-mile natural gas liquids pipeline from Mont Belvieu to our Lake Charles facility. OpCo owns a 200-mile ethylene pipeline that runs from Mont Belvieu to our Longview (Texas) site. Additionally, through OpCo, we produce most of the ethylene required at our Calvert City facility utilizing ethane feedstock. The LACC ethylene facility is located adjacent to our chlor-alkali facility in Lake Charles and has an ethylene production capacity of 2.2 billion pounds per year. At December 31, 2025, we, through one of our subsidiaries, owned 50% of the membership interests in LACC. We receive our proportionate share in ethylene production on a cash-cost basis and primarily use it to produce VCM. In Germany, we have access to, and partially own, an ethylene pipeline.
We acquire butene and hexene to manufacture PE. We receive butene and hexene at the Lake Charles site and hexene at the Longview (Texas) site by rail car from several suppliers. We purchase butene and hexene pursuant to multi-year contracts.
The salt requirements for several of our larger chlor-alkali plants are supplied internally from salt domes we either own or lease and the salt-water brine is transported by pipelines we own. We purchase the salt required for our other chlor-alkali plants pursuant to long-term contracts. Electricity and steam for one of our Lake Charles facilities and our Plaquemine facility are produced by on-site cogeneration units. A portion of our Natrium facility's electricity requirements is produced by our on-site generation unit, and the remainder is purchased. We purchase electricity for our remaining facilities under long-term contracts. We purchase VCM for our Asian PVC plant on a contract and spot basis.
The raw materials used to manufacture our epoxy products include chlorine, caustic soda, phenol and acetone, all of which are available from more than one source. Prices for our main feedstocks are generally driven by the underlying petrochemical benchmark prices and energy costs, which are subject to price fluctuations.
Marketing, Sales and Distribution
We have a dedicated sales force for our business, organized by product line and region that sells our products directly to our customers. In addition, we rely on distributors to market products to smaller customers. Our PE customers are some of the nation's largest producers of film and flexible packaging. We and OpCo sell ethylene and ethylene co-products to external customers. OpCo's primary ethylene co-products are chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. We have storage agreements and exchange agreements that provide us and OpCo with access to customers who are not directly connected to the pipeline system that we own. OpCo ships crude butadiene and pyrolysis gasoline by rail or truck. Additionally, we transport our polyethylene by rail or truck.
We use some of our PVC internally to produce our building products, pipe and fittings and compounds in the HIP segment. The remainder of our PVC is sold to downstream fabricators and the international markets. We have the capacity to use a majority of our chlorine internally to produce VCM and EDC, most of which, in turn, is used to produce PVC. We also use our chlorine internally to produce chlorinated derivative products. We sell the remainder of our chlorine and substantially all of our caustic soda production to external customers. The majority of our products are shipped from production facilities directly to the customer via pipeline, truck, rail, barge and/or ship. The remaining products are shipped from production facilities to third party chemical terminals and warehouses until being sold to customers.
No single customer accounted for 10% or more of net sales for the PEM segment in 2025.

Competition
The markets in which our PEM businesses operate are highly competitive, with competition based primarily on price and to a lesser extent, on product availability, product quality and consistency, product performance and customer service. We sell our commodities products in global markets, with prices related to the balance of supply and demand, which is affected by production and exports from other countries. As such, our competitive position is affected by trade regulations, international fair trade laws, policies and disputes, trade barriers, tariffs, duties or other taxes.
Our competitors in the ethylene and PE markets are some of the world's largest chemical companies, including Chevron Phillips Chemical Company, Dow Inc., ExxonMobil Chemical Company, Formosa Plastics Corporation, LyondellBasell Industries, N.V., NOVA Chemicals Corporation and Sasol Limited. We compete in the chlor-alkali and PVC markets with other producers including Formosa Plastics Corporation, INOVYN ChlorVinyls Limited, KEM ONE Group SAS, Olin Corporation, Orbia Advance Corporation, Occidental Chemical Corporation, Shintech, Inc. and VYNOVA Group. Our competitors in the epoxy value chain include Olin Corporation, Nan Ya Plastics Corporation, the Spolchemie Group, LEUNA-Harze GmbH, Aditya Birla Chemicals (Thailand) Ltd., Huntsman Corporation, Swancor Holding Company Limited, Ningbo Bohui Chemical Technology Co., Ltd., Techstorm Advanced Material Co., Ltd., Shanghai Kangda Chemical New Material Group Co., Ltd., Evonik Industries AG, Allnex Management GmbH, Kukdo Chemical Co., Ltd., Kumhu Asiana Group and Chang Chun Plastics Co., Ltd.
Seasonality
Our sales of chlorovinyls products have historically experienced some seasonality. We have typically experienced moderately higher levels of sales of our PEM products in the first half of the year and lower levels in the fourth quarter coinciding with the seasonal trends of our HIP business. The chlor-alkali and petrochemical industries in general exhibit cyclical commodity characteristics influenced by changes in the balance between global supply and demand and the resulting operating rates, the level of general economic activity, turnaround activities and the price of raw materials.
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
It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2025, we made capital expenditures of $49 million related to environmental compliance. We estimate that we will make capital expenditures of approximately $103 million in 2026 and $125 million in 2027, respectively, related to environmental compliance. The expected 2026 and 2027 capital expenditures are relatively higher than the amounts we have spent related to environmental compliance in recent years in large part due to capital expenditures related to previously existing and new Environmental Protection Agency (the "EPA") regulations, including the EPA's 2024 update to the hazardous organic national emission standards for hazardous air pollutants ("NESHAPs"). The remainder of the 2026 and 2027 estimated expenditures are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. Pursuant to Item 103 of the SEC's Regulation S-K, the following environmental matters involve a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of December 31, 2025):
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
Also see our discussion of our environmental matters contained in Item 1A, "Risk Factors" below, Item 3, "Legal Proceedings" below and Note 21 "Commitments and Contingencies" to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Human Capital
Westlake is committed to acting in a safe, ethical and environmentally and socially responsible manner. While we have been a public company for 21 years, we still think of our employees as members of our extended family. We value the integrity, creativity, dedication and diversity of ideas that our employees bring to work every day.
Headcount
As of December 31, 2025, we had approximately 14,600 employees in the following areas:

Category	Number
Housing and Infrastructure Products segment	7,400
Performance and Essential Materials segment	6,500
Corporate and other	700
Our employees are distributed across 18 countries. As of December 31, 2025, approximately 68% were employed in the United States. Approximately 24% of our employees are represented by labor unions, including works councils in Europe, and our collective bargaining agreements in Europe, North America and Asia expire at various times through 2029. We believe that our relationship with our employees and unions is open and positive.
Attracting, developing and retaining talented people is crucial to executing our strategy and achieving our business goals. Our ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, career opportunities and work environment. We provide our employees with competitive compensation packages, development programs that enable continued learning and growth, and comprehensive and competitive benefit packages. Our global compensation and benefits arrangements generally are tailored to local markets of operation.
Training and Professional Development
As part of our retention and promotion efforts, we invest in internal leadership development. We regularly provide our employees with a blend of live, virtual, and digital training opportunities. Depending on an employee's position and job responsibilities, these opportunities include safety training, technical courses, compliance training relating to company policies, business and professional development training, and professional growth classes. We also periodically conduct employee surveys to gauge employee engagement and identify areas for additional focus.
Culture and Community
Engaging with the communities in which we live and work is important to Westlake, and our employees around the world regularly engage in local community events and organizations. These service opportunities include supporting programs developing interest in science, technology, engineering and mathematics (STEM) and manufacturing careers for children and young adults, improving the environment, supporting veterans, and participating in sporting events raising awareness of various causes that are important to our communities.
Health and Safety
The health and safety of our employees and our operations is our highest priority. Our health and safety programs are designed around global standards with appropriate variations to address multiple jurisdictions and regulations, specific hazards and unique working environments of our manufacturing, research and development, and administrative office locations. We require each of our locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and training are in place.
Our focus on safety starts with our Board of Directors. Safety is a key performance indicator that is reported on and discussed at every Board meeting. Our Health, Safety and Environment ("HSE") team plays a pivotal role in overseeing all related policy protections, risk identification and other aspects of our business.
Several of our U.S. manufacturing sites have been recognized by the U.S. Occupational Safety & Health Administration's ("OSHA") Voluntary Protection Program for their low injury rates, employee engagement, and safety programs. Several of our manufacturing sites have achieved ISO 45001 certification, which are internationally recognized standards for Occupational Health and Safety.

Intellectual Property and Technology
We rely upon both trademark and service mark protection to protect our brands and intellectual property, and have registered or applied to register many of these on a world-wide basis. We have more than 1,900 active and pending trademark registrations worldwide for our various business segments. We also rely on a combination of patents and un-patented proprietary know-how and trade secrets to preserve our competitive technology position in the market. We have more than 1,100 issued patents and pending-patent applications in the United States and several other countries. While some of our production capacity operates under licenses from third parties, other parts of our production operate under technology that was developed internally. We offer our own independently developed technology for licensing when the opportunity makes sense on a commercial basis. Although we consider our patents, licenses, trademarks and trade secrets in the aggregate to constitute a valuable asset that provides us with a competitive advantage, we do not regard any one of our businesses as being materially dependent upon any single or group of related patents, trademarks, licenses, or trade secrets.
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
•The North American housing market may remain depressed or decline further, and any such continuation or decline in the homebuilding industry may adversely affect our operating results.
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

•We may pursue acquisitions, dispositions, joint ventures or other transactions that may impact our results of operations and financial condition. We may have difficulties integrating the operations of recently acquired businesses, such as ACI, and future acquired businesses.
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
•If we are unable to execute our cost reduction plans successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.
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
•We are subject to laws and regulations regarding greenhouse gas emissions and climate-related matters.
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
•The Credit Agreement and the indenture governing certain of our senior notes impose operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain actions.
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
New capacity additions, principally of ethylene, polyethylene, chlorine, caustic soda and PVC in North America, Asia and the Middle East and in the epoxy value chain in Asia, a number of which have been recently completed, have led to periods of over-supply and lower profitability. Additionally, new entrants to the market, including when customers backward integrate into products we supply, can further exacerbate supply and demand imbalances. As a result, our Performance and Essential Materials ("PEM") segment operating margins may be negatively impacted.
Our Performance and Essential Materials business could suffer if commodity product exports by other countries significantly increase or are sold in global markets in violation of international fair trade laws.
Our commodity products business may continue to suffer if exports by other countries significantly increase or are sold in global markets in violation of international fair trade laws. Low-priced commodity products produced in other countries, such as those in Asia, may continue to result in reduced sales of our commodity products in certain geographies and have an adverse impact on our business. For example, we recognized goodwill and/or long-lived asset impairment charges in the fourth quarter of 2023 and the fourth quarter of 2025 in connection with facility shutdowns in Europe and North America in response, in part, to lower sales volumes and prices driven by record exports of certain commodity products out of Asia into Europe and North America. An influx of such products from countries not subject to antidumping or countervailing duty orders, or sales of imported commodity products in violation of U.S. or other fair trade laws, could adversely affect our business.
In April 2024, the U.S. Epoxy Resin Producers Ad Hoc Coalition (the "Coalition"), of which we are a member, filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission requesting the initiation of antidumping investigations regarding imports of certain epoxy resins from China, India, South Korea, Taiwan, and Thailand and countervailing duty investigations regarding imports of the same products from China, India, South Korea, and Taiwan. In May 2025, the U.S. Department of Commerce imposed antidumping and countervailing duty orders on imports of epoxy resins from South Korea and Taiwan and an antidumping order on imports of epoxy resins from Thailand. In June 2024, the Coalition confidentially lodged an antidumping complaint with the European Commission requesting the initiation of an antidumping investigation concerning imports of epoxy resins into the European Union market originating in China, South Korea, Taiwan and Thailand. The European Commission imposed definitive duties in late July 2025 on imports of epoxy resins from China, Taiwan, and Thailand. However, the ultimate effect of such measures is uncertain and the revocation thereof by domestic or foreign authorities could adversely affect our ability to compete in global markets.

We sell most of our commodity products in highly competitive markets and face significant competition and price pressure.
We sell most of our commodity products in highly competitive markets. Competition in commodity markets is based primarily on price and to a lesser extent on performance, product quality, product deliverability and customer service. As a result, we generally are not able to protect our market position for most of these products by product differentiation and may not be able to pass on cost increases to our customers. Accordingly, increases in raw material and other costs, including increased environmental regulation, may not necessarily correlate with changes in prices for these products, either in the direction of the price change or in magnitude. Specifically, timing differences in pricing between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated monthly or less often, sometimes with an additional lag in effective dates for increases, have had and may continue to have a negative effect on profitability. Significant volatility in raw material costs tends to place pressure on product margins as sales price increases could lag behind raw material cost increases. Conversely, when raw material costs decrease, customers could seek relief in the form of lower sales prices. We may reduce production at or idle a facility for an extended period of time or exit a business because of high raw material prices, an oversupply of a particular product and/or a lack of demand for that particular product, which makes production uneconomical. Factors such as increases in raw material costs or lower demand may cause us to further reduce operating rates, idle facilities or exit uncompetitive businesses. Changes in competitors' production or shifts in their marketing focus have in the past significantly affected both the prices at which we sell our commodity products and the volumes that we sell, and are likely to continue to do so in the future.
We operate internationally and are subject to related risks, including exchange rate fluctuations, exchange controls, trade barriers, tariffs and duties, political risk and other risks relating to international operations.
We operate internationally and are subject to the risks of doing business on a global basis. These risks include, but are not limited to, fluctuations in currency exchange rates, currency devaluations, inflationary pressures and possibility of recession, restrictions on the transfer of funds, changes in law and regulatory requirements, involvement in judicial proceedings in unfavorable jurisdictions, economic instability, geopolitical conflicts, including the ongoing conflicts in the Middle East and between Russia and Ukraine, supply chain disruptions, political unrest and epidemics. Our operating results could be negatively affected by any of these risks.
Additionally, trade regulations, policies and disputes can and may continue to increase trade barriers, tariffs, duties or other taxes, limit our ability to sell certain products to certain customers and otherwise impact our global supply and distribution chains. In particular, our commodity PVC resins manufactured in the United States, which traditionally were exported in meaningful volumes, have recently been subject to anti-dumping investigations or duties by the relevant authorities in the European Union, United Kingdom and Brazil, resulting in recommendations or impositions of provisional or final duties on U.S. exports to each of these regions. As of December 2025, the European Union had imposed a tariff margin of 58.0%, the United Kingdom had imposed a duty of 56.01% and Brazil had imposed a duty of 43.7%. Such duties have had and may continue to have adverse effects on demand for and sales of our PVC-based products in such regions. Additionally, the higher cost for PVC resins resulting from such trade barriers may cause potential consumers to permanently switch to substitute products, further reducing demand for our PVC resins. Any increase in trade barriers could negatively impact our ability to export our products outside of the United States and increased tariffs, duties or other taxes would increase the costs of our products and reduce demand for our products outside of the United States.
Changes in U.S. foreign trade policies, including changes proposed by the current presidential administration, could also lead to the imposition of additional trade barriers and tariffs or other taxes on us in foreign jurisdictions. We cannot predict what changes to trade policy will be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy may also result in additional responses from U.S. trading partners, including adopting retaliatory trade policies making it more difficult or costly for us to ship, transport or export our products or import feedstocks from countries where we currently purchase feedstocks or sell products. Any such changes in U.S. trade policy or in laws and policies governing foreign trade, or the perception that they could occur, and any resulting negative sentiments towards the United States as a result, could materially and adversely affect our business, growth prospects, financial condition, results of operations and liquidity.

Our operations depend on the availability of raw materials, energy and utilities, and volatility in costs of raw materials, energy and utilities may result in increased operating expenses and adversely affect our results of operations and cash flows.
Our operations depend on the continued supply of raw materials and reliable energy. The availability of natural gas and electricity can be affected by numerous events such as weather (e.g., hurricanes and periods of considerable heat or cold), pipeline and other logistics interruptions, electrical grid outages, cybersecurity incidents, intermittent electricity generation, hostilities and sanctions arising from geopolitical tensions, human error, and supply and demand imbalances for raw materials and electricity. Significant variations in the costs and availability of raw materials and energy may negatively affect our results of operations. We purchase significant amounts of ethane feedstock, natural gas, ethylene and salt to produce several basic chemicals. We also purchase significant amounts of electricity to supply the energy required in our production processes. The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses. The prices of raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas, which are highly volatile and cyclical, as well as the ability of domestic producers to export natural gas liquids, ethane and ethylene. Changes to regulatory policies applicable to the German energy sector for industrial users have contributed to higher prices for industrial users of energy in the past and may continue to do so in the future. Our results of operations have been and could in the future be significantly affected by increases in these costs.
Price increases increase our working capital needs and, accordingly, can adversely affect our liquidity and cash flows. In addition, because we utilize the first-in, first-out ("FIFO") method of inventory accounting, during periods of falling raw material prices and declining sales prices, our results of operations for a particular reporting period could be negatively impacted as the lower sales prices would be reflected in operating income more quickly than the corresponding drop in feedstock costs. We use derivative instruments (including commodity swaps and options) from time to time in an attempt to reduce price volatility risk on some feedstock commodities. In the future, we may decide not to hedge any of our raw material costs or any hedges we enter into may not have successful results. Also, our hedging activities involve credit risk associated with our hedging counterparties, and a deterioration in the financial markets could adversely affect our hedging counterparties and their abilities to fulfill their obligations to us.
Lower prices of crude oil, such as those experienced from the third quarter of 2014 through 2020, led to a reduction in the cost advantage for natural gas liquids-based ethylene crackers in North America, such as ours, as compared to naphtha-based ethylene crackers. As a result, our margins and cash flows were negatively impacted. Lower crude oil and natural gas prices could lead to a reduction in hydraulic fracturing in the United States, which could reduce the availability of feedstock and increase prices of feedstock for our operations. Lower crude oil and natural gas prices could result from, among other things, increased exports from producers in Venezuela, Russia or the Middle East following resolution of conflicts or political instability in such regions. Higher natural gas prices could also adversely affect our ability to export products that we produce in the United States. In addition to the impact that this has on our exports from the United States, reduced competitiveness of U.S. producers also has in the past increased the availability of chemicals in North America, as U.S. production that would otherwise have been sold overseas was instead offered for sale domestically, resulting in excess supply and lower prices in North America. We could also face the threat of imported products from countries that have a cost advantage. Furthermore, additional export storage facilities for natural gas liquids, ethane and ethylene may lead to higher exports of such products from the United States and greater restrictions on hydraulic fracturing could restrict the availability of our raw materials in the United States, thereby increasing our costs.
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
External factors beyond our control can cause volatility in raw material prices, demand for our products, product prices and volumes and deterioration in operating margins. These factors can also magnify the impact of economic cycles on our business and results of operations. Examples of external factors include:
•general economic and business conditions, including in North America, Europe and Asia, including inflation, high interest rates and possible recession;
•new capacity additions in North America, Europe, Asia and the Middle East;
•the level of business activity in the industries that use our products;
•competitor action;
•technological innovations, including the transition to lower greenhouse gas emissions technology;
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
•perceptions of our products by potential customers, as well as the public generally, and related changes in behavior, including with respect to recycling;
•severe weather and natural disasters and the long-term impacts of climate change, including rising sea levels and changes in weather patterns, such as drought and flooding; and
•cyclicality and competition in the businesses of our end-use customers;
•creditworthiness of our customers, vendors and business partners.
Temporary outages as a result of the above factors sometimes last for several quarters or, in certain cases, longer, and cause us to incur costs, including the expenses of maintaining and restarting these facilities.
The North American housing market may remain depressed or decline further, and any such continuation or decline in the homebuilding industry may adversely affect our operating results.
A number of our HIP products are highly dependent on durable goods markets, such as housing and construction, which are themselves particularly cyclical. Weakness in the North American residential housing market and economic weakness in North America, Europe, Asia and the Middle East could have an adverse effect on demand and margins for such products. We cannot predict whether and to what extent the housing market in North America will grow, particularly if interest rates for mortgage loans remain elevated or rise. New home construction, home renovations and repair and remodel activity are historical demand drivers for many products in our Housing and Infrastructure Products business. The demand for home construction, renovations and remodeling continued to decline throughout 2025 primarily due to inflationary pricing, high interest rates for mortgage loans, elevated construction costs and the impacts of tariffs on lumber and other raw materials imported into the United States. Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the conflicts in the Middle East and between Russia and Ukraine, tight lending standards and practices for mortgage loans that limit consumers' ability to qualify for mortgage financing to purchase a home, higher home prices, reliance on inadequately capitalized builders and sub-contractors, population declines, unfavorable changes in consumer demographics or preferences, adverse weather conditions, shortages of skilled labor or qualified tradesmen, slower rates of population growth and U.S. Federal Reserve policy changes. These factors could cause consumers to delay or decline to pursue home ownership, make consumers more price conscious, make consumers more reluctant to invest in their existing homes or cause them to delay investments, including repair and remodel projects, or make it more difficult for consumers to conduct major home renovations, which could have an adverse effect on our financial condition, results of operations or cash flows, including, but not limited to, the amount of revenues or profits we generate in our Housing and Infrastructure Products segment.

Our inability to compete successfully may reduce our operating profits.
The industries in which we operate are highly competitive. Historically, there have been a number of mergers, acquisitions, spin-offs and joint ventures in the industries in which the PEM and HIP businesses operate. This restructuring and consolidation activity has resulted in fewer but more competitive PEM and HIP producers, many of which are larger than we are and have greater financial resources than we do. Among our PEM competitors are some of the world's largest chemical companies and chemical industry joint ventures.
Changes in the competitive environment could have a material adverse effect on our business and our operations. These changes could include the emergence of new domestic and international competitors, the rate of capacity additions by competitors, changes in the cost or availability of raw materials and utilities, the additions of export storage facilities for natural gas liquids, ethane and ethylene, changes in customer base due to mergers or customer plant closures, the intensification of price competition in our markets, the introduction of new or substitute products by competitors and the technological innovations of competitors.
Our production facilities process some volatile and hazardous materials that subject us to operating risks that could adversely affect our operating results.
We have manufacturing sites in North America, Europe and Asia. Our operations are subject to the usual hazards associated with chemical, plastics, housing and infrastructure products manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, and litigation arising as a result of such hazards, including, among other things, pipeline leaks and ruptures, explosions, fires, severe weather and natural disasters, mechanical failure, transportation accidents involving our products, remediation complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, sabotage and terrorist attacks. All of these hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. A loss or shutdown over an extended period of operations at any one of our chemical manufacturing facilities would have a material adverse effect on us.
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
We are also exposed to significant risks from products liability, personal injury and other claims relating to the products we manufacture. Additionally, individuals currently seek, and likely will continue to seek, damages for alleged personal injury or property damage due to alleged exposure to chemicals at our facilities or to chemicals otherwise owned, controlled or manufactured by us. We are also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. Any such claims, whether with or without merit, could be time consuming, expensive to defend and could divert management's attention and resources. The results of any future litigation or claims are inherently unpredictable, but such outcomes could have a material adverse effect on our financial condition, results of operations or cash flows.

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
We may pursue acquisitions, dispositions, joint ventures or other transactions that may impact our results of operations and financial condition. We may have difficulties integrating the operations of acquired businesses, such as ACI, and future acquired businesses.
We seek opportunities to maximize efficiency and create stockholder value through various transactions. These transactions may include domestic and international business combinations, such as the recently completed acquisition of ACI, purchases or sales of assets or contractual arrangements or joint ventures. In this regard, we regularly consider acquisition opportunities that would be consistent or complementary to our existing business strategies and, from time to time, we consider dispositions of non-strategic assets or the temporary or permanent cessation of operations at existing facilities. To the extent permitted under our credit facility, the indenture governing our senior notes and other debt agreements, some of these transactions may be financed by additional borrowings by us. Such transactions could adversely affect our results of operations in the short term because of the costs associated with such transactions and because they may divert management's attention from existing business operations. Integration of acquired operations could lead to restructuring charges or other costs.
Additionally, acquisitions or dispositions may not yield the business benefits, synergies or financial benefits anticipated by management. Our ability to realize the anticipated benefits of acquisitions will depend, to a large extent, on our ability to integrate our business with the acquired businesses. The integration of independent businesses is a complex, costly and time-consuming process that may disrupt the businesses and, if implemented ineffectively, we may not realize the anticipated benefits of the acquisitions. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, loss of key employees or diversion of management's attention. Even if the operations of our businesses acquired are integrated successfully, we may not realize the full benefits of the acquisitions, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.
If we are unable to integrate or to successfully manage businesses that we may acquire in the future, or if we are unable to realize the operating efficiencies, synergies, cost savings or other benefits expected from acquisitions, our business, financial condition and results of operations could be adversely affected.

Capital projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our financial condition and results of operations.
From time to time we undertake capital expansion projects at certain of our facilities. Expansion projects may be subject to delays or cost overruns, including delays or cost overruns resulting from shortages of or delays in receiving key equipment, parts or materials; shortages of skilled labor and other personnel necessary to perform the work; delays and performance issues; failures or delays of third-party vendors or service providers; increases in the cost of equipment, labor and raw materials; work stoppages and other labor disputes; unanticipated actual or purported change orders; disputes with contractors and suppliers; design and engineering problems; latent damages or deterioration to equipment and machinery in excess of engineering estimates and assumptions; financial or other difficulties of our contractors and suppliers; sabotage; adverse weather conditions; and difficulties in obtaining necessary permits or in meeting permit conditions. Significant cost overruns or delays could cause actual capital expenditures to materially exceed our planned capital expenditures and materially affect our financial condition and results of operations.
Public and investor sentiment towards climate change and other sustainability matters could adversely affect our cost of capital and the price of our common stock.
There have been efforts within the investment community to promote the divestment of, or limit investment in, the stock of companies in the petrochemical industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the industry. Because we operate within the petrochemical industry, if these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted. Additionally, certain members of the investment community have also increased their focus on sustainability practices and disclosures by public companies, including practices and disclosures related to climate change, as well as D&I initiatives and heightened governance standards. Additionally, members of the investment community may screen companies such as ours for sustainability disclosures and performance before investing in our stock. There has also been an increase in investor demand for investment opportunities in sustainability-focused companies, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards investments in companies with a commitment towards sustainability. If our sustainability disclosures and efforts do not meet the standards or investment criteria set by these investors and funds, investors may allocate all or a portion of their capital away from us, our cost of capital may increase, and our stock price may be negatively impacted.
Our participation in joint ventures and similar arrangements exposes us to a number of risks, including risks of shared control.
We are party to several joint ventures and similar arrangements, including an investment, together with Lotte Chemical USA Corporation, in a joint venture, LACC, LLC ("LACC"), to operate an ethylene facility. Certain of our joint ventures require us to share control with unaffiliated third parties. If there are differences in views among joint venture participants in how to operate a joint venture, or our joint venture partners do not cooperate with us, the affected joint venture may not be able to operate according to its business plan and fulfill its obligations. In that case, we may be required to write down the value of our investment, increase the level of financial or other commitments to the joint venture or, if we have contractual agreements with the joint venture, our operations may be adversely affected. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.
Our operations could be adversely affected by labor relations.
The vast majority of our employees in Europe and Asia, and some of our employees in North America, are represented by labor unions and works councils. Our operations may be adversely affected by strikes, work stoppages and other labor disputes. For example, in the past we have experienced strikes at certain of our facilities in connection with the negotiation of collective bargaining agreements. Any future strikes or work stoppages could be significant and have an adverse effect on our financial condition and results of operations.

We have certain material pension and other post-retirement employment benefit ("OPEB") obligations. Future funding obligations related to these obligations could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.
We have U.S. and non-U.S. defined benefit pension plans covering certain current and former employees. Certain non-U.S. defined benefit plans associated with our European operations have not been funded and we are not obligated to fund those plans under applicable law. As of December 31, 2025, the projected benefit obligations for our pension and OPEB plans were $868 million and $37 million, respectively. The fair value of pension investment assets was $672 million as of December 31, 2025. The total net underfunded status of the pension obligations calculated on a projected benefit obligation basis as of December 31, 2025 was $196 million, including the Vinnolit Pension Plan (locally known as "Grund- und Zusatzversorgung" in Germany) and Epoxy Pension Plan (PSR and Non-PSR), which were underfunded by $129 million and $97 million, respectively, on an individual plan basis. The unfunded OPEB obligations as of December 31, 2025 were $37 million. We will require future operating cash flows to fund our pension and OPEB obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We may not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.
If we are unable to execute our cost reduction plans successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.
Our PEM business has experienced and may continue to experience adverse market conditions, pricing pressures and significant competition from low-cost producers outside of the United States. In response, we have announced plans that include a number of cost saving measures, including plans to close certain of our production facilities. For example, in June 2025, we ceased operation of the units at our site in Pernis, the Netherlands, and in December 2025, we closed certain of our North American chlorovinyl production assets located in Louisiana and Mississippi and our styrene production plant located in Louisiana. Should adverse market conditions, pricing pressures or significant competition persist, we may in the future seek additional cost saving measures, including closing additional production facilities. While we continue to search for opportunities to reduce our costs and expenses to improve operating profitability, our success in achieving targeted cost and expense reductions depends upon a number of factors such as timing of execution, market condition, and regulatory and local requirements and approvals. If we do not successfully execute on our cost reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.
Our cost-saving initiatives, including rationalizing our businesses, closing plants and reducing headcount have been and will continue to be complex, time-consuming and expensive. For example, the cessation of operations at our facilities has, and may in the future result in, environmental remediation, employee separation and other expenses. Although we have implemented initiatives to reduce costs, there is no assurance that our efforts will yield all of the anticipated benefits.
If our goodwill or other long-lived assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant.
Our balance sheet includes significant goodwill and long-lived assets. We periodically review goodwill and long-lived assets for impairment in accordance with accounting principles generally accepted in the United States ("GAAP") and record charges for impairment if events or circumstances indicate that their carrying amount may not be recoverable. For example, in the third quarter of 2025, we performed impairment assessments for our North American Chlorovinyls asset group and the reporting units within the PEM and HIP segments, which resulted in a non-cash goodwill impairment charge of $727 million taken in the third quarter of 2025, representing all of the goodwill associated with the North American Chlorovinyls reporting unit.
The process of impairment testing for our goodwill and long-lived assets involves a number of judgments and estimates made by management including the fair values of assets and liabilities, future cash flows, our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regards to our business units. If the judgments and estimates used in our analysis are not realized or change due to future external factors, then actual results may not be consistent with these judgments and estimates, and our goodwill and other long-lived assets may become further impaired in future periods, which could have an adverse effect on our financial condition and results of operations.

Failure to adequately protect critical data and technology systems could materially affect our operations.
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal and operational purposes, including data storage, processing, and transmission, as well as in our interactions with our business associates, such as customers and suppliers. Information technology system failures, network disruptions and breaches of data security due to internal or external factors, including cyber-attacks, could have material adverse impacts on our business or cause disruptions to our operations. Such disruptions could include, but are not limited to, delaying or cancelling customer orders, impeding the manufacture or shipment of products or causing standard business processes to become ineffective, or the unintentional or malicious disclosure of proprietary, confidential or other sensitive information. Cyber-attacks could also lead to unauthorized release, corruption or loss of data including protected information such as personal information of our employees, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems or other information technology systems, diversion of management or work force attention, or increased costs required to prevent, respond to or mitigate the incident. We rely on our business associates with whom we may share data and digital services to defend their digital technologies, systems and services against cyber-attack. As a result, there is a risk that a cyber incident could originate from our business associates, as well.
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
Fluctuations in foreign currency exchange rates could affect our consolidated financial results.
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
Our insurance carriers generally maintain policy exclusions for losses from terrorism from our property insurance policies. While separate terrorism insurance coverage is available, premiums for full coverage are very expensive, especially for chemical facilities, and the policies are subject to high deductibles. Accordingly, we have determined that it is not economically prudent to obtain full terrorism insurance. In the event of a terrorist attack impacting one or more of our facilities, we could lose the net sales from the facilities and the facilities themselves, and could become liable for any contamination or for personal or property damage due to exposure to hazardous materials caused by any catastrophic release that may result from a terrorist attack.
The impact and effects of public health crises, pandemics and epidemics could adversely affect our business, financial condition and results of operations.
Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations. Such events have resulted in and could again result in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. Such events have had and could again have widespread adverse impacts on the global economy, many of our facilities and on our employees, customers and suppliers, such as supply chain constraints and disruptions and workforce availability issues.

Legal, Governmental and Regulatory Risks
Our operations and assets are subject to extensive environmental, health and safety laws and regulations.
We use large quantities of hazardous substances and generate hazardous wastes and emissions in our manufacturing operations. Due to the associated quantities of hazardous substances and wastes, our industry is highly regulated and monitored by various environmental regulatory authorities such as the EPA, federal or state analogs in other countries and the European Union, among others. As such, we are subject to extensive international, national, state and local laws, regulations and directives pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws, regulations and directives are subject to varying and conflicting interpretations. Many of these laws, regulations and directives provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. New laws, rules and regulations as well as changes to laws, rules and regulations may also affect us.
The EPA has promulgated maximum achievable control technology standards for major sources and generally available control technology standards for area sources of PVC production, which establishes emission limits and work practice standards for total organic air toxics and for three specific air toxics: vinyl chloride, chlorinated di-benzo dioxins and furans and hydrogen chloride and includes requirements to demonstrate initial and continuous compliance with the emission standards. Additionally, in July 2024, the EPA adopted amendments to new source performance standards for the synthetic organic chemical manufacturing industry and amendments to the national emissions standards for hazardous air pollutants for the synthetic organic chemical manufacturing industry and group I & II polymers and resins industry. These amendments, among other things, impose tougher emissions limits, additional leak detection and repair obligations, certain performance standard for the operation of flares at applicable facilities, and new fenceline air monitoring for several chemicals. The rules and amendments may require us to incur further capital expenditures and increase operating costs.
On May 6, 2022, the EPA finalized rules amending (i) the NESHAPs for mercury emissions from mercury cell chlor-alkali plants and (ii) the 2003 NESHAPs for mercury cell chlor-alkali plants residual risk and technology review. Among other things, the amendments include a requirement to cease all mercury emissions from the operation of mercury cell chlor-alkali facilities by May 6, 2025. As a result, we ceased operations of a mercury cell production unit at our Natrium facility in May 2025 and expect to continue incurring decommissioning and demolition costs in 2026.
The Toxic Substances Control Act ("TSCA") imposes reporting, record-keeping and testing requirements, and restrictions relating to the production, handling, and use of chemical substances. Under the TSCA, the EPA has designated certain of the chemical substances that we manufacture as high priority for risk evaluation. In December 2024, the EPA designated vinyl chloride as a High Priority Substance and is undertaking risk evaluation under the TSCA. In December 2019, the EPA designated EDC as a High Priority Substance and on November 19, 2025, the EPA published its draft risk evaluation for EDC for public comment. In December 2024, the EPA issued a final rule which phases out the manufacturing, processing and distribution of trichloroethylene (TCE) completely and perchloroethylene (PCE) for consumer and most industrial and commercial uses. The TCE rule, however, has been stayed by the Fifth and Third Circuit Courts of Appeal and, as a result, the EPA has postponed effective dates for certain portions of the TCE rule, with the most recent effective date postponed until February 17, 2026. In addition, the TSCA inventory reset rule requires U.S. chemical manufacturers and processors to notify and obtain approval from the EPA before reintroducing inactive chemicals into commerce. We cannot predict the effects of these actions, or their ultimate cost to or impact on us.
Per- and Polyfluoroalkyl Substances ("PFAS") chemicals have come under increased scrutiny by federal, state, and local governments. The EPA has adopted rules under the TSCA that require manufacturers and importers that have manufactured or imported PFAS chemicals since January 1, 2011 to electronically report information regarding PFAS uses, production volumes, disposal, exposures, and hazards. In April 2024, the EPA finalized the listing of perfluorooctanoic acid ("PFOA") and perfluorooctane sulfonic acid ("PFOS") as CERCLA hazardous substances and announced its final National Primary Drinking Water Regulation ("NPDWR") under the Safe Drinking Water Act for six PFAS, including PFOA, PFOS, perfluorononanoic acid (PFNA), hexafluoropropylene oxide dimer acid (HFPO-DA, commonly known as GenX Chemicals), perfluorohexane sulfonic acid (PFHxS), and perfluorobutane sulfonic acid (PFBS). On May 14, 2025, the EPA announced it would keep the current NPDWR for PFOA and PFOS, extend the PFOA and PFOS Maximum Contaminant Level compliance deadlines, establish a federal exemption framework, rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA, and PFBS, and take other related measures. We are unable to predict the impact these requirements and restrictions may have on our future costs of compliance.

Under the Industrial Emission Directive ("IED"), European Union member state governments are expected to adopt rules and implement environmental permitting programs relating to air, water and waste for industrial facilities. In this context, concepts such as the "best available technique" are being explored. Future implementation of these concepts may result in technical modifications in our European facilities. In addition, under the Environmental Liability Directive, EU member states can require the remediation of soil and groundwater contamination in certain circumstances, under the "polluter pays" principle. The European Chemicals Agency ("ECHA") has sent its investigation results of the risks from PVC and PVC additives to the European Commission for further consideration of regulatory action. The ECHA has also published proposed restrictions on PFAS. We are unable to predict the impact these proposals and concepts may have on our future costs of compliance.
Local, state, federal and foreign governments have increasingly proposed or implemented restrictions on certain plastic-based products, including single-use plastics and plastic food packaging. Plastics have also faced increased public scrutiny due to negative coverage of plastic waste in the environment. In April 2024, the EPA published a final denial of the 2014 Center for Biological Diversity Petition to regulate discarded PVC as hazardous waste under the Resource Conservation and Recovery Act. Increased regulation on the use of plastics could cause reduced demand for our polyethylene and PVC products, which could adversely affect our business, operating results and financial condition.
Environmental laws may also have a significant effect on the nature and scope of, and responsibility for, cleanup of contamination at our current and former operating facilities, the costs of transportation and storage of raw materials and finished products, the costs of reducing emissions and the costs of the storage and disposal of wastewater. The U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), similar state laws and certain European directives impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the waste, transported to or selected the disposal sites, and the past and present owners and operators of such sites. All such potentially responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, CERCLA, similar state laws and certain European directives could impose liability for damages to natural resources caused by contamination.
These laws and regulations or future new, amended or proposed laws and regulations could increase our costs, reduce our production or reduce demand for our products, which could have a material adverse effect on our business, financial condition, operating results or cash flows. In addition, we cannot accurately predict future developments, such as increasingly strict environmental and safety laws or regulations, and inspection and enforcement policies, as well as resulting higher compliance costs, which might affect the handling, manufacture, use, emission, disposal or remediation of products, other materials or hazardous and non-hazardous waste, and we cannot predict with certainty the extent of our future liabilities and costs under environmental, health and safety laws and regulations. These liabilities and costs may be material.
We are subject to laws and regulations regarding greenhouse gas emissions and climate-related matters.
Our operations produce greenhouse gas ("GHG") emissions, which have been the subject of increased global scrutiny and regulation. For example, in February 2021, the United States formally rejoined the international Paris Agreement and announced that it would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In January 2025, the United States submitted formal notification to the United Nations regarding its intention to again withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the withdrawal took effect in January 2026. Legislation to regulate GHG emissions has periodically been introduced in the United States Congress, and such legislation may be proposed or adopted in the future. There has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. The adoption and implementation of any international, federal or state legislation or regulations that restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions.
Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant GHG emissions. On July 29, 2025, EPA released a pre-publication proposed rule which would rescind EPA's 2009 final rule under the Clean Air Act finding that GHGs endanger the public health and welfare of current and future generations ("Endangerment Finding") and that emissions of GHGs from new motor vehicles contribute to GHG pollution that threatens the public health and welfare. On September 16, 2025, the EPA announced a proposal to end the Greenhouse Gas Reporting Program ("GHGRP") for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposal).

Many governments have also proposed or adopted regulations that impose disclosure obligations with respect to various climate-related matters and other sustainability-related matters. For example, in March 2024, the SEC adopted sweeping disclosure obligations with respect to GHG emissions reporting, which are currently stayed pending litigation. In addition, in October 2023, California adopted a host of broad and far-reaching climate-related disclosure obligations, including with respect to GHG emissions, climate-related financial-risk reporting, and statements regarding GHG emissions reductions. Canada and the European Union ("EU") have also passed laws requiring various disclosures related to various environmental, climate, social, supply chain, human rights, and other sustainability-related matters. These include, among others, the EU's Corporate Sustainability Reporting Directive ("CSRD") and its Corporate Sustainability Due Diligence Directive ("CSDDD"). The CSDDD requires EU Member States to transpose its obligations into national law by July 2028, and such transposed law could result in additional risks to our business operations and our financial position, including through potential enforcement actions, which could include potential fines up to multiple percentage points of worldwide revenue in accordance with the Directive's provisions Negotiations and further proposals may continue, contributing to substantial uncertainty regarding the final scope of applicability and obligations. As our chemical manufacturing processes result in GHG emissions, these and other GHG laws and regulations could increase our costs of doing business.
We are subject to legal and regulatory claims, investigations and proceedings, some of which could be material.
We are subject to legal and regulatory claims, investigations and proceedings and could become subject to additional claims, investigations and proceedings in the future, some of which could be material. These proceedings may be brought by the government or private parties and may arise out of a number of matters, including contract disputes, environmental claims, property disputes, product liability claims, antitrust claims and personal injury claims. Even if we are ultimately successful, defense of these claims can be costly and time-consuming and may divert management's attention and resources. The outcome of any pending or future claims, investigations or proceedings is inherently unpredictable, but such outcomes could have a material adverse effect on our financial condition, results of operations or cash flows. Please refer to Note 21, "Commitments and Contingencies," within audited Consolidated Financial Statements in this Form 10-K for additional information with respect to pending legal and regulatory proceedings.
We are subject to operational and financial risks and liabilities associated with the implementation of and efforts to achieve our carbon emission reduction goals.
In November 2024, we announced that we successfully met our publicly disclosed target to reduce our Scope 1 and Scope 2 CO2 equivalent emissions intensity per ton of production by 20% from a 2016 baseline. Having reached our initial 2030 emissions target, we announced a new target to further reduce our Scope 1 and Scope 2 CO2 equivalent emissions intensity per ton of production by an additional 5% by 2030, using a 2024 baseline. Our ability to achieve this target depends on many factors, many of which are beyond our control. Our selection of methodology and disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of comparative data from period to period. In addition, our processes, controls and calculation methodology may not always align with evolving standards for identifying, measuring and reporting GHG emissions, which could result in significant revisions to our goals or reported progress in achieving such goals. We believe that our expected allocation of growth capital into lower-carbon projects is consistent with such targets; however, our analysis and plan for execution requires us to make a number of assumptions. Should one or more of our underlying assumptions prove incorrect, our actual results and ability to achieve our GHG emissions reduction goal could differ materially from our expectations. Developing and implementing plans for compliance with voluntary climate commitments can lead to additional capital, personnel, operations and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. Our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets and objectives within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to potential government enforcement actions and private litigation. We cannot predict the ultimate impact that our emissions reduction goal, or the various implementation aspects, will have on our financial condition and results of operations.

Risks Related to Our Indebtedness
Our level of debt could adversely affect our ability to operate our business.
As of December 31, 2025, our indebtedness, including the current portion, totaled $5.6 billion, and our debt represented approximately 37.5% of our total capitalization. Our annual interest expense for 2025 was $171 million, net of interest capitalized of $10 million. Our level of debt and the limitations imposed on us by our existing or future debt agreements could have significant consequences on our business and future prospects, including the following:
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
The Credit Agreement and the indenture governing certain of our senior notes impose operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking certain actions.
The Credit Agreement and the indenture governing certain of our senior notes impose operating and financial restrictions on us, including restrictions that limit our ability to incur additional indebtedness, create liens, sell all or substantially all of our assets or consolidate or merge with or into other companies and engage in sale-leaseback transactions. The Credit Agreement also requires us to maintain a quarterly total leverage ratio.
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
We operate in many different countries and in many states within the United States. Various factors may have favorable or unfavorable effects on our effective income tax rate, changes in tax rates, changes in apportionment rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the IRS and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings.
We are also subject to changes in applicable tax laws, treaties or regulations, or their interpretation or application, in the jurisdictions in which we operate. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains several revisions to the Internal Revenue Code of 1986, as amended (the "Code"), including a 15% corporate minimum income tax for certain corporations and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations. Additionally, on December 4, 2024, the Governor of Louisiana signed into law a package of tax reform bills, effective January 1, 2025 and January 1, 2026. Among other things, the laws reduce the corporate state income tax rate, repeal the corporate state franchise tax, and eliminate preferential apportionment treatment for companies with sales and inventory in foreign trade zones. The Company will continue to evaluate the impact of these and other tax law changes. A change in tax laws, treaties or regulations, or their interpretation or application, of any state or country in which we operate could result in a higher tax expense or effective tax rate on our earnings, which could result in a significant negative impact on our business, results of operations and cash flow from operations.
We depend in part on distributions from Westlake Partners to generate cash for our operations, capital expenditures, debt service and other uses. Westlake Partners' tax treatment depends on its status as a partnership for federal income tax purposes, and it not being subject to a material amount of entity-level taxation. If the IRS were to treat Westlake Partners as a corporation for federal income tax purposes, or if Westlake Partners became subject to entity-level taxation for state tax purposes, its cash available for distribution would be substantially reduced, which would also likely cause a substantial reduction in the value of its common units that we hold.
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
As long as TTWF LP (the "principal stockholder") and certain of its affiliates (such affiliates, together with the principal stockholder, the "principal stockholder affiliates"), which as of December 31, 2025, beneficially owned approximately 72% of our common stock, own a majority of our outstanding common stock, they will be able to exert significant control over us, and our other stockholders, by themselves, will not be able to affect the outcome of any stockholder vote. As a result, the principal stockholder, subject to any fiduciary duty owed to our minority stockholders under Delaware law, will be able to control all matters affecting us (some of which may present conflicts of interest), including:
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company maintains a comprehensive approach to cybersecurity and data protection, based on a risk-based, defense-in-depth strategy. We regularly assess industry best practices and standards and endeavor to implement them in our efforts to manage cybersecurity risk. We follow industry standard cybersecurity frameworks, including the National Institute of Standards and Technology Cybersecurity Framework, to design, assess and update our cybersecurity strategy, controls and processes. Our focus is on protecting our highest-value information assets, which include manufacturing systems, financial systems, and confidential, personal, and private information.

To safeguard our networks and systems, we have a dedicated cybersecurity organization overseen by our Senior Director, Cybersecurity and Network Operations, which operates within our information technology department overseen by the Chief Information Officer. Our cybersecurity organization employs multiple security controls, such as firewalls, spam protection, web filtering, endpoint detection and response software, controlled access, vulnerability management, redundancies, patching, and regular onsite and offsite backups. Our cybersecurity organization also uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and risk-based performance monitoring.
Both our Chief Information Officer and our Senior Director, Cybersecurity and Network Operations have extensive experience in assessing and managing cybersecurity risks, including through decades of collective experience in information technology and cybersecurity roles of increasing responsibility both at the Company and in prior positions. We prioritize cybersecurity awareness among our employees and contractors through various training exercises, including formal programs and simulated phishing events. We maintain incident response plans, playbooks, and engage third-party cybersecurity firms for simulated cyberattacks and penetration testing to identify potential risks. We also have a third-party cybersecurity firm on retainer for incident assistance and response. Periodic internal self-assessments are conducted by our cybersecurity organization using the National Institute of Standards and Technology Cybersecurity Framework.
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
Our Board has charged the Corporate Risk and Sustainability Committee with assisting the Board with its oversight of cybersecurity risks, which is a component of our overall enterprise risk management program. The Corporate Risk and Sustainability Committee includes directors with cybersecurity experience and expertise through supervision of information technology departments as executive officers. The Corporate Risk and Sustainability Committee receives regular updates from senior management and our Chief Information Officer on cybersecurity risks, incidents and trends, and ongoing and planned projects. Regular status reports are also provided by the cybersecurity organization to our Chief Information Officer and other members of our senior management and incident updates are reported to senior management as the Chief Information Officer and cybersecurity organization considers appropriate depending on the severity of the incident.
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
Headquarters
Our principal executive offices are located in Houston, Texas. Some of our office space is leased, at market rates, from an affiliate of our principal stockholder. See Note 19 "Related Party and Affiliate Transactions" to Consolidated Financial Statements appearing elsewhere in this Form 10-K and "Certain Relationships and Related Party Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to our 2026 annual meeting of stockholders (the "Proxy Statement").
Item 3. Legal Proceedings
In addition to the matters described under "Item 1. Business—Environmental" and Note 21 "Commitments and Contingencies" to Consolidated Financial Statements included in Item 8 of this Form 10-K, we are involved in various legal proceedings incidental to the conduct of our business. We do not believe that any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosure
Not Applicable.

Information about our Executive Officers
James Y. Chao (age 78). Mr. Chao has been our Senior Chairman of the Board of Directors since July 2024 and became a director in June 2003. From July 2004 to July 2024, Mr. Chao served as Chairman of the Board and, from May 1996 to July 2004, he served as our Vice Chairman. In addition, Mr. Chao has been a director of Westlake Partners' general partner since its formation in March 2014, its Senior Chairman of the Board since July 2024 and served as its Chairman of the Board from July 2014 to July 2024. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake Corporation. He is the brother of Albert Y. Chao, father of Catherine T. Chao and David T. Chao and uncle of John T. Chao and Carolyn C. Sabat. Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Albert Y. Chao (age 76). Mr. Chao has been our Executive Chairman of the Board of Directors since July 2024 and a director since June 2003. From May 1996 to July 2024, Mr. Chao served as President and, from July 2004 to July 2024 he served as our Chief Executive Officer. In addition, Mr. Chao has been a director of Westlake Partners' general partner since its formation in March 2014, its Executive Chairman of the Board since July 2024 and served as its President and Chief Executive Officer from March 2014 to July 2024. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake Corporation. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. He is the brother of James Y. Chao, father of John T. Chao and Carolyn C. Sabat and uncle of Catherine T. Chao and David T. Chao. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
Jean-Marc Gilson (age 62). Mr. Gilson has been our President and Chief Executive Officer since July 2024 and a director since February 2026. Mr. Gilson has also served as President and Chief Executive Officer and a Director of Westlake Partners' general partner since July 2024. Prior to joining Westlake, Mr. Gilson served as President, Chief Executive Officer and Representative Director of Mitsubishi Chemical Group Corporation (formerly known as Mitsubishi Chemical Holdings Corporation), from April 2021 until April 2024. From September 2014 until December 2020, Mr. Gilson served as Chief Executive Officer of Roquette Frères. Before that, Mr. Gilson served as Vice-Chairman and Chief Operating Officer of NuSil Technology LLC. Earlier in his career, Mr. Gilson held various leadership roles at Dow Corning Corporation, including Executive Vice President, Specialty Chemicals Business, before becoming Chief Executive Officer of Avantor Performance Materials, Inc. Mr. Gilson holds a Master of Science in Chemical Engineering from the University of Liege in Belgium and an Executive Master of Business Administration from the International Institute for Management Development in Switzerland.
M. Steven Bender (age 69). Mr. Bender has been our Executive Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as our Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as our Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as our Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as our Vice President and Treasurer. In addition, Mr. Bender has been a director of Westlake Partners' general partner since its formation in March 2014, its Executive Vice President and Chief Financial Officer since February 2021, and its Senior Vice President and Chief Financial Officer from March 2014 to February 2021. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc. and, from 1996 to 2002, he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
Robert F. Buesinger (age 69). Mr. Buesinger has been our Executive Vice President, Performance & Essential Materials Segment Head since April 2025. From February 2022 to April 2025, Mr. Businger served as our Executive Vice President, Housing and Infrastructure Products, IT and Digital; from July 2017 to February 2022, he served as our Executive Vice President, Vinyl Products; and, from April 2010 to July 2017, he served as our Senior Vice President, Vinyls. Prior to joining us, Mr. Buesinger served as the General Manager and President of Chevron Phillips Chemical Company L.P.'s Performance Pipe Division from February 2010 to March 2010. From June 2008 to January 2010, Mr. Buesinger held the position of General Manager in the Alpha Olefins and Poly Alpha Olefins business of Chevron Phillips Chemical Company L.P. From April 2005 to May 2008, he served as the President and Managing Director of Chevron Phillips Singapore Chemicals Pte. Ltd. and Asia Region General Manager for Chevron Phillips Chemical Company L.P. Prior to that, he held various technical and sales management positions within that company. Mr. Buesinger holds a B.S. in Chemical Engineering from Tulane University.

L. Benjamin Ederington (age 55). Mr. Ederington has been our Executive Vice President, Legal and External Affairs since April 2025. From April 2023 to April 2025, Mr. Ederington served as our Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer; from February 2022 to April 2023, he served as our Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from July 2017 to February 2022; he served as our Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from December 2015 to July 2017, he served as our Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; and, from October 2013 to December 2015, he served as our Vice President, General Counsel and Corporate Secretary. In addition, Mr. Ederington has been a director of Westlake Partners' general partner since its formation in March 2014 and its Executive Vice President, Legal and External Affairs since May 2025. Mr. Ederington was Westlake Partners' general partner's Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer from May 2023 to May 2025; Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from March 2022 to May 2023; Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from February 2021 to March 2022; and, its Vice President, General Counsel and Secretary from March 2014 to February 2021. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 25 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
Scott T. Szwejbka (age 57). Mr. Szwejbka has been our Senior Vice President, Housing & Infrastructure Products Segment Head since April 2025. From July 2024 to April 2025, Mr. Szwejbka served as our Senior Vice President, Westlake Royal Building Products; from March 2022 to July 2024, he was our Vice President, Building Products; and, from March 2017 to March 2022, he was our Vice President, Exteriors. Prior to joining Westlake, Mr. Szwejbka was Chief Operating Officer of the Pet Loss Center/Graycourt Capital from September 2016 to February 2017. From May 2013 to January 2016, he served as President, Pipe and Precast US for Forterra plc (formerly Hanson Building Products). From August 2005 to May 2013, he held a variety of senior positions at Leigh Hanson Inc. (now Heidelberg Material) and its predecessor company, Hanson Brick, including most recently as Senior Vice President, Commercial Pipe and Precast US. He began his career with Teepak International, Inc. in 1991. Mr. Szwejbka holds a B.S. in Chemical Engineering from the University of Wisconsin-Madison and an M.B.A. from the University of Illinois.
Jeffrey A. Holy (age 46). Mr. Holy has been our Vice President and Chief Accounting Officer since April 2024. From April 2017 to April 2024, Mr. Holy served as our Vice President and Treasurer. In addition, Mr. Holy has been the Vice President and Chief Accounting Officer of Westlake Partners' general partner since April 2024 and served as its Vice President and Treasurer from April 2017 to April 2024. Prior to joining Westlake, from October 2014 to March 2017, Mr. Holy was Assistant Treasurer at FMC Technologies, Inc. and from October 2013 to September 2014 was Director of Corporate Finance. From September 2007 to September 2013, he held various financial positions at General Motors Company in their Treasurers' Office in New York and Germany. He began his career in public accounting with Ernst & Young LLP in 2001. Mr. Holy holds a Bachelor of Science Degree from Trinity University in Business Administration and Economics, a Master in Accounting Degree from the University of Virginia, and a Master in Finance Degree from London Business School. He is a Chartered Financial Analyst and Certified Public Accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Matters
As of February 18, 2026, there were 28 holders of record of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol "WLK."
Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter or fiscal year ended December 31, 2025 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table provides information on our purchase of equity securities during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2025	5,984	$76.70	—	$386,178,956
November 2025	148	66.54	—	386,178,956
December 2025	445,932	73.65	445,881	353,341,696
Total	452,064	$73.68	445,881
______________________________
(1)Represents 5,984, 148 and 51 shares withheld in October 2025, November 2025 and December 2025, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan.
(2)In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program") with no expiration date. Subsequently, the Board approved three expansions of the 2014 Program in November 2015, August 2018 and August 2022, by an additional $150 million, $150 million and $500 million, respectively. During the year ended December 31, 2025, 725,652 shares of our common stock were repurchased for an aggregate purchase price of $63 million under the 2014 Program. As of December 31, 2025, 9,928,283 shares of our common stock had been acquired at an aggregate purchase price of approximately $697 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is management's perspective of our current financial condition and results of operations and should be read in conjunction with "Items 1A. "Risk Factors" and "Item 8. Financial Statements and Supplementary Data" included in this report. This discussion and analysis includes the years ended December 31, 2025 and 2024 and comparison between such years. The discussion for the year ended December 31, 2023 and comparison between the years ended December 31, 2024 and 2023 have been omitted from this Annual Report on Form 10-K for the year ended December 31, 2025, as such information can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the Securities and Exchange Commission on February 25, 2025. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" included within this report.
Overview
We are a vertically integrated global manufacturer and marketer of both housing and infrastructure products and performance and essential materials. We operate in two principal operating segments, Housing and Infrastructure Products (HIP) and Performance and Essential Materials (PEM). The HIP segment includes Westlake Royal Building Products, Westlake Pipe & Fittings and Westlake Global Compounds. The PEM segment includes Westlake North American Chlorovinyls, Westlake European & Asian Chlorovinyls, Westlake Olefins and Polyethylene and Westlake Epoxy. We are highly integrated along our materials chain with significant downstream integration from ethylene and chlor-alkali (chlorine and caustic soda) into vinyls, polyethylene (PE) and epoxy. We also have substantial downstream integration from polyvinyl chloride (PVC) into our HIP segment for our residential building products, PVC pipe and fittings, and PVC compounds.
Recent Developments
Acquisition of ACI/Perplastic Group
On January 5, 2026, we completed the acquisition of the ACI/Perplastic Group (collectively, "ACI"), a global compounding solutions businesses, for a preliminary purchase price of approximately €92.4 million, subject to certain adjustments. ACI is a Portugal-based international manufacturer of specialty compound materials serving primarily the wire and cable sectors with manufacturing locations in Portugal, Mexico, Tunisia and Romania.
Closures of Certain North American Chlorovinyls Facilities and Styrene Plant Facility
In the fourth quarter of 2025, under our asset optimization initiative, we ceased operation of certain of our North American chlorovinyl production facilities, including (i) our PVC plant at the Aberdeen, Mississippi site (ii) our vinyl chloride monomer ("VCM") plant at the Lake Charles, Louisiana North site, and (iii) one of our diaphragm chlor-alkali units at the Lake Charles, Louisiana South site, as well as (iv) our styrene production plant located at the Lake Charles, Louisiana site. We plan to continue supplying customers with PVC, VCM and chlor-alkali products from our seven other North American chlorovinyl facilities. The total costs recognized in the fourth quarter of 2025 and reflected in the PEM segment operating results as a result of these closures was $393 million, of which $386 million was included in restructuring, transaction and integration-related costs and $7 million related to write-downs of inventory that was included in costs of sales in the Company's consolidated statements of operations. The total cost of $393 million included a non-cash charge of $317 million representing accelerated depreciation, accelerated amortization and assets write-offs, asset retirement obligation costs of $52 million, employee severance and separation costs of $17 million and other plant shutdown related costs of $7 million. We expect to incur additional costs of approximately $25 million in the future in connection with the shutdown, which we expect to complete in 2027. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.
Senior Notes Issuance and Tender Offer
In November 2025, we completed the registered public offering of $600 million aggregate principal amount of 5.550% senior notes due 2035 and $600 million aggregate principal amount of 6.375% senior notes due 2055. We used a portion of the net proceeds from the offering to fund the repurchase of a portion of our outstanding 3.60% 2026 Senior Notes pursuant to a concurrent tender offer for any and all of such notes and to fund the purchase price of the ACI acquisition. See "Liquidity and Capital Resources—Debt" below.

Goodwill Impairment
In the third quarter of 2025, as part of the Company's continuous assessment of changes in the macroeconomic environment of our PEM business and associated industry and recent operating performance and updated forecasts in the third quarter of 2025, we identified triggering factors associated with the North American Chlorovinyls reporting unit which comprises PVC, VCM, caustic soda, chlorine and related derivatives assets in North America. Due to the recent operating losses and downward revision of forecasts for the North American Chlorovinyls reporting unit along with negative chlorovinyls industry trends, we performed a quantitative assessment to determine if the fair value of this reporting unit had been reduced below its carrying value. Based on the quantitative tests performed during the third quarter of 2025, we determined that the fair value of the North American Chlorovinyls reporting unit did not exceed its carrying amount. This resulted in a non-cash goodwill impairment charge of $727 million taken in the third quarter of 2025, representing all the goodwill associated with the North American Chlorovinyls reporting unit and recognized within the PEM segment.
One Big Beautiful Bill Act
In July 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting corporations. Among other changes, the OBBBA permanently reinstates the "bonus" depreciation provisions that allow for the immediate expensing of 100% of the cost of certain qualified property, permanently reinstates the elective immediate expensing of domestic research and experimental expenditures paid or incurred, and permanently relaxes the limitation on the deductibility of business interest. The OBBBA also modifies certain international tax provisions. We evaluated the impact of these tax law changes and recognized the associated income tax effects in the consolidated financial statements beginning in the third quarter of 2025. At this time, we expect these tax law changes to reduce our cash tax without materially impacting our effective income tax rate.
Closure of Pernis Facilities
In the second and third quarter of 2025, due to the sustained deterioration of Westlake Epoxy sales volumes and prices in recent years, we permanently ceased operations of the allyl chloride (AC), epichlorohydrin (ECH), bisphenol A (BPA), liquid epoxy resin (LER) and solid epoxy resin (SER) units at our site in Pernis, the Netherlands. We continue to operate our epoxy units in the U.S., other European locations, and in Asia in order to serve our customers globally. The total costs recognized in 2025 of $247 million consisted of charges for asset retirement obligations of $98 million, contract termination and other plant closure costs of $111 million and employee severance and separation costs of $23 million, which are included in the restructuring, transaction and integration-related costs, and the write-down of inventory of $15 million, which is included as a component of cost of sales in our consolidated statement of operations. These expenses are reflected in the PEM segment operating results. We expect to incur additional costs of approximately $10 million in the future in connection with the shutdown, which we expect to complete in 2030. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.
Suzhou Huasu Plastics PVC Resin Unit Cessation of Operations
In October 2025, our 95% owned joint venture Suzhou Huasu Plastics approved the shutdown of its PVC resin unit located at its plant in Suzhou, Jiangsu, China. The decision was driven by the unit's lack of long-term economic viability. We continue to operate the PVC calendar products unit at Suzhou Huasu Plastics facility. We recognized expenses of $9 million in 2025 relating to the closure, which is included in restructuring, transaction and integration-related costs.
Tariffs and Trading Relationships
In 2025, the U.S. government announced new and expanded tariffs on products imported from other countries, with an emphasis on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by other countries. Additionally, the U.S. government has threatened, announced and modified, delayed or rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect the costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we continue to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

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
Outlook
Housing and Infrastructure Products
Our HIP segment is primarily comprised of residential building products, PVC pipe and fittings, and compound products made from PVC and other polymers. Our sales are affected by the level of new home construction and home repair and remodeling activity, particularly in North America, as well as the decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. Since the beginning of 2024, with the stabilization of interest rates, recent interest rate cuts and the possibility of further interest rate cuts by the U.S. Federal Reserve, we expect improvement in the demand for housing products in North America. Performance of our HIP businesses generally reflects trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index (RRI) provided by the National Association of Home Builders (the "NAHB") among others. Although we ultimately expect that the Infrastructure Investment and Jobs Act of 2021 and the preceding historically low level of residential housing construction that has resulted in an undersupply of existing housing may favorably impact our HIP segment in the long-term, the current inflationary environment impacting consumer spending and priorities and decade-high level of mortgage interest rates impacting consumer affordability are expected to have an unfavorable impact on the demand for housing construction in the near term and, as a result, our products produced by this segment. The following table presents annual historical housing starts per the U.S. Census Bureau and the 2026 and 2027 outlook per the NAHB:

Period	Single and Multi-family Housing Starts (in thousands of units)	% Change From Prior Year
2023	1,420	(9)%
2024	1,367	(4)%
2025	1,359	(1)%

2026 Outlook	1,333
2027 Outlook	1,351
Performance and Essential Materials
Our PEM segment manufactures products such as ethylene, PE, chlor-alkali, chlorinated derivative products, ethylene dichloride, VCM and PVC, many of which are used in our integrated vinyls production chain. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between global supply and demand and the resulting operating rates, the level of general economic activity, turnaround activities and the price of raw materials. Since the second half of 2022, we have continued to experience lower prices, increased supply and weaker demand for most of our performance and essential materials products globally. The ongoing conflict between Russia and Ukraine, the conflict in the Middle East, slow economic growth in China and Europe, increases in base epoxy resin exports out of Asia into European and North American markets, lower margins in Europe due to increases in conversion costs, disruption of trade flows due to enactment of duties and tariffs and related uncertainties, overcapacity of PVC resin, polyethylene, chlor-alkali and epoxy, and volatility in natural gas, electricity and crude oil prices could have a continuing negative impact on the performance of PEM businesses.

Non-GAAP Financial Measures
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this report, we disclose non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA") and Free Cash Flow. We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization. We define Free Cash Flow as net cash provided by operating activities less additions to property, plant and equipment. The non-GAAP financial measures described in this Form 10-K are not substitutes for the GAAP measures of earnings and cash flows.
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
EBITDA and Free Cash Flow are not substitutes for the GAAP measures of net income (loss), income (loss) from operations and net cash provided by operating activities and are not necessarily measures of our ability to fund our cash needs. In addition, companies calculate EBITDA and Free Cash Flow differently and, therefore, EBITDA and Free Cash Flow as presented for us may not be comparable to EBITDA and Free Cash Flow reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization and income taxes. Free Cash Flow has material limitations as a performance measure because it only considers net cash provided by operating activities, and not net income (loss) or income (loss) from operations. For instance, it applies the entire cost of capital expenditure in the period in which the property or equipment is acquired, rather than spreading it over several periods as is the case with net income (loss) and income from operations.
Reconciliations of EBITDA to net income (loss), income (loss) from operations and net cash provided by operating activities, and Free Cash Flow to net cash provided by operating activities, are included in the "Results of Operations" section below.

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the years ended December 31, 2025 and 2024.
The table below presents net external sales on a disaggregated basis for our two principal operating segments. Housing Products net external sales primarily consist of sales of housing exterior and interior products, residential pipe and fittings and residential products utilizing compounds. Infrastructure Products net external sales primarily consist of sales of infrastructure related pipe and fittings and infrastructure products utilizing compounds. Performance Materials net external sales primarily consist of sales of PVC, PE and epoxy. Essential Materials net external sales primarily consist of sales of caustic soda, chlorine, styrene, and related derivative materials.

	Year Ended December 31,
	2025	2024

	(In millions of dollars, except per share data)
Net external sales
Housing and Infrastructure Products
Housing Products	$3,513	$3,644
Infrastructure Products	635	673
Total Housing and Infrastructure Products	4,148	4,317
Performance and Essential Materials
Performance Materials	4,018	4,626
Essential Materials	3,004	3,199
Total Performance and Essential Materials	7,022	7,825
Total net external sales	$11,170	$12,142

Income (loss) from operations
Housing and Infrastructure Products	$587	$807
Performance and Essential Materials	(2,100)	129
Corporate and other	(65)	(61)
Total income (loss) from operations	(1,578)	875
Interest expense	(171)	(159)
Other income, net	152	222
Income tax provision (benefit)	(126)	291
Net income (loss)	(1,471)	647
Net income attributable to noncontrolling interests	37	45
Net income (loss) attributable to Westlake Corporation	$(1,508)	$602
Diluted earnings (loss) per share	$(11.70)	$4.64
EBITDA (1)	$(248)	$2,211
Free Cash Flow (2)	$(530)	$306
______________________________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income (Loss), Income (Loss) from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Year Ended December 31,
	2025		2024
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year due to average sales price and volume
Housing and Infrastructure Products	-1%	-3%	-6%	+8%
Performance and Essential Materials	-4%	-6%	-12%	+5%
Company average	-3%	-5%	-10%	+6%

	Year Ended December 31,
	2025	2024
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+51%	-17%
Feedstock (Ethane)	+33%	-23%
Reconciliation of EBITDA to Net Income (Loss), Income (Loss) from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income (loss), income (loss) from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2025	2024

	(In millions of dollars)
Net cash provided by operating activities	$465	$1,314
Changes in operating assets and liabilities and other	(2,113)	(702)
Deferred income taxes	177	35
Net income (loss)	(1,471)	647
Less:
Other income, net	152	222
Interest expense	(171)	(159)
Income tax provision (benefit)	126	(291)
Income (loss) from operations	(1,578)	875
Add:
Depreciation and amortization	1,178	1,114
Other income, net	152	222
EBITDA	$(248)	$2,211
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Year Ended December 31,
	2025	2024

	(In millions of dollars)
Net cash provided by operating activities	$465	$1,314
Less:
Additions to property, plant and equipment	995	1,008
Free Cash Flow	$(530)	$306

2025 Compared with 2024
Summary
For the year ended December 31, 2025, net loss attributable to Westlake Corporation was $1,508 million, or $11.70 per diluted share, on net sales of $11,170 million. These results represent a decrease in net income attributable to Westlake Corporation of $2,110 million, or $16.34 per diluted share, compared to 2024 net income attributable to Westlake Corporation of $602 million, or $4.64 per diluted share, on net sales of $12,142 million. Loss from operations was $1,578 million for the year ended December 31, 2025, as compared to income from operations of $875 million for the year ended December 31, 2024, a decrease of $2,453 million. The decrease in net income and income from operations was primarily due to lower sales prices for many of our products across both segments, including PVC resin, polyethylene, chlorine and pipe and fittings, lower sales volumes for PVC resin, epoxy resin, polyethylene, caustic soda, chlorine, compounds and building products and higher energy and feedstock costs in the year ended December 31, 2025. The decrease in net income and income from operations in the year ended December 31, 2025 was also due to the recognition of a non-cash impairment charge of $727 million related to North American Chlorovinyls goodwill, the recognition of closure costs of $393 million related to the chlor-alkali and VCM plants at our Lake Charles facilities, the PVC plant at our Aberdeen facility and the styrene plant at our Lake Charles facility, the recognition of closure costs of $247 million related to the base epoxy resins and intermediate resin units at our Pernis facility located in the Netherlands and closure costs of $9 million related to the PVC unit at the Suzhou Huasu Plastics plant located in China, all under the PEM segment. These decreases were slightly offset by higher compounds sales prices and higher pipe and fittings sales volumes. Net sales decreased by $972 million to $11,170 million in 2025 from $12,142 million in 2024, primarily due to lower sales prices for PVC resin, polyethylene, chlorine and pipe and fittings, and lower sales volumes for PVC resin, epoxy resin, polyethylene, caustic soda, chlorine, compounds and building products, which were partially offset by higher compounds sales prices and pipe and fittings sales volumes.

	Year Ended December 31,
			Change
	2025	2024	$	%
Net sales	$11,170	$12,142	$(972)	(8)%
Sales volumes decreased by 5% in 2025 as compared to 2024, primarily due to lower sales volumes for PVC resin, epoxy resin, polyethylene, caustic soda, chlorine, compounds and building products, which were partially offset by higher pipe and fittings sales volumes. Average sales prices for 2025 decreased by 3% as compared to 2024, primarily as a result of lower sales prices for PVC resin, polyethylene, chlorine and pipe and fittings, which were partially offset by higher compounds sales prices.

	Year Ended December 31,
			Change
	2025	2024	$	%
Gross profit	$813	$1,957	$(1,144)	(58)%
Gross profit margin	7%	16%
Gross Profit. The decrease in gross margin for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to lower sales volumes and prices for most of our products across both segments and higher energy and feedstock costs for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

	Year Ended December 31,
			Change
	2025	2024	$	%
Selling, general and administrative expenses	$900	$874	$26	3%
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses in 2025 as compared to 2024 was primarily due to higher legal and other consulting costs and higher technology-related expenses, partially offset by lower payroll and related benefits costs.

	Year Ended December 31,
			Change
	2025	2024	$	%
Impairment of goodwill and long-lived assets	$727	$—	$727	—%
Impairment of Goodwill and Long-Lived Assets. The impairment of $727 million in 2025 represents the North American Chlorovinyls goodwill impairment charge recognized within the PEM segment. No similar impairment charge was recognized in 2024.

	Year Ended December 31,
			Change
	2025	2024	$	%
Amortization of intangibles	$124	$117	$7	6%
Amortization of Intangibles. Amortization expense was slightly higher in 2025 as compared to 2024 due to an increase in technology related capitalized costs.

	Year Ended December 31,
			Change
	2025	2024	$	%
Restructuring, transaction and integration-related costs	$640	$91	$549	603%
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs in 2025 primarily comprised of closure costs of $386 million related to our chlor-alkali and VCM plants at our Lake Charles, Louisiana facilities, our PVC plant at our Aberdeen, Mississippi facility and our styrene plant at our Lake Charles facility, closure costs of $232 million related to the Pernis, Netherlands facility and closure costs of $9 million related to the PVC resin unit at the Suzhou Huasu Plastics plant located in China, all under the PEM segment, as well as certain other restructuring costs under the HIP segment. The 2024 restructuring, transaction and integration-related costs primarily consisted of $75 million related to the temporary idling ("mothballing") of the Pernis facility, which was closed in 2025.

	Year Ended December 31,
			Change
	2025	2024	$	%
Interest expense	$(171)	$(159)	$12	8%
Interest Expense. Interest expense in 2025 was higher compared to 2024, primarily due to the issuance of $600 million aggregate principal amount of 5.550% senior notes due 2035 and $600 million aggregate principal amount of 6.375% senior notes due 2055 in November 2025.

	Year Ended December 31,
			Change
	2025	2024	$	%
Other income, net	$152	$222	$(70)	(32)%
Other Income, Net. Other income, net decreased in 2025 as compared to 2024 primarily due to a reduction of $53 million of interest income resulting from the Company's lower average cash and cash equivalent balances as well as lower interest rates in 2025 as compared to 2024 and the recognition of higher insurance recoveries in 2024 as compared to 2025, partially offset by a gain of $32 million recognized in 2025, resulting from settlement of a portion of the Company's pension benefits liability.

	Year Ended December 31,
	2025	2024
Provision for income taxes
Income tax expense (benefit)	$(126)	$291
Effective Income Tax Rate	7.9%	31.0%
Income Taxes. The effective tax rate in 2025 was lower compared to 2024 primarily due to the non-deductible goodwill impairment charge associated with the North American Chlorovinyls reporting unit, a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, and the impact of earnings mix across jurisdictions associated with the pre-tax losses in 2025. Income taxes were a benefit in 2025 due to the loss in the year as compared to the tax expense associated with the income in 2024.
Housing and Infrastructure Products Segment

	Year Ended December 31,
			Change
	2025	2024	$	%
Housing and Infrastructure Products
Housing Products	$3,513	$3,644	$(131)	(4)%
Infrastructure Products	635	673	(38)	(6)%
Total Housing and Infrastructure Products	$4,148	$4,317	$(169)	(4)%
Net Sales. Average sales prices for the HIP segment decreased by 1% in 2025 as compared to 2024, primarily due to lower sales prices for pipe and fittings, partially offset by higher compounds sales prices. Sales volumes for the HIP segment decreased by 3% in 2025 as compared to 2024, primarily due to lower compounds and building products sales volumes, partially offset by higher pipe and fittings sales volumes.

	Year Ended December 31,
			Change
	2025	2024	$	%
Income from operations	$587	$807	$(220)	(27)%
Income from Operations. The decrease in income from operations in 2025, as compared to 2024, was primarily due to lower sales prices for pipe and fittings and lower sales volumes for compounds and building products, as well as restructuring costs of $16 million incurred under our asset optimization initiatives, partially offset by higher pipe and fittings sales volumes and higher compounds sales prices.
Performance and Essential Materials Segment

	Year Ended December 31,
			Change
	2025	2024	$	%
Performance and Essential Materials
Performance Materials	$4,018	$4,626	$(608)	(13)%
Essential Materials	3,004	3,199	(195)	(6)%
Total Performance and Essential Materials	$7,022	$7,825	$(803)	(10)%
Net Sales. Average sales prices for the PEM segment decreased by 4% in 2025 as compared to 2024. Sales volumes for the PEM segment decreased by 6% in 2025 as compared to 2024, primarily due to lower PVC resin, epoxy resin, polyethylene, caustic soda and chlorine sales volumes. Lower Performance Materials sales prices were primarily due to lower PVC resin and polyethylene sales prices. Lower Essential Materials sales prices were primarily due to lower chlorine sales prices.

	Year Ended December 31,
			Change
	2025	2024	$	%
Income (loss) from operations	$(2,100)	$129	$(2,229)	(1728)%
Income (loss) from Operations. Income from operations for the PEM segment decreased by $2,229 million to a loss of $2,100 million in 2025 from income from operations of $129 million in 2024. This decrease in income from operations was due to lower sales prices for most of our major products in this segment, particularly PVC resin, polyethylene and chlorine, lower sales volumes for PVC resin, epoxy resin, polyethylene, caustic soda and chlorine, and the impact of the Petro 1 and other planned turnaround activities, offset by the impact of fewer unplanned plant outages in 2025 and higher natural gas and feedstock costs in 2025. The decrease in income from operations was also due to the recognition of a North American Chlorovinyls non-cash goodwill impairment charge of $727 million in the third quarter of 2025, the recognition of closure costs of $393 million relating to the chlor-alkali and VCM plants at our Lake Charles facilities, the PVC plant at our Aberdeen facility and the styrene plant at our Lake Charles facility, and the recognition of closure costs of $247 million related to our Pernis facility located in the Netherlands and the PVC unit at the Suzhou Huasu Plastics plant located in China.
Cash Flows
Operating Activities
Operating activities provided cash of $465 million in 2025 compared to cash provided by operating activities of $1,314 million in 2024. The $849 million decrease in cash flow from operating activities was mainly due to lower prices and demand for most of our products and cash used in connection with the turnaround of the Petro 1 ethylene facility in Lake Charles, partially offset by a favorable change in working capital in 2025. The favorable change in working capital in 2025 was substantially driven by the higher accrued and other liabilities which were due to the accrual of North American Chlorovinyls and Styrene facilities closure costs and Pernis facility closure costs in 2025 and lower inventory levels in 2025 as compared to 2024, partially offset by the cash outflows related to a payment to Triad Hunter, LLC, which was accrued in 2023, to resolve litigation in the third quarter of 2025.
Investing Activities
Net cash used for investing activities during 2025 was $1,223 million compared to net cash used of $1,001 million in 2024. The increase in cash used for investing activities in 2025 as compared to 2024 was primarily related to the purchase of $272 million of investments comprising corporate bonds and U.S. government debt securities, offset by redemptions and paydowns of $68 million, among others. Capital expenditures were $995 million in 2025 as compared to $1,008 million in 2024.
Financing Activities
Net cash provided by financing activities during 2025 was $530 million as compared to net cash used by financing activities of $650 million in 2024. The increase in cash provided by financing activities was due to registered public offering of $600 million aggregate principal amount of 5.550% senior notes due 2035 and $600 million aggregate principal amount of 6.375% senior notes due 2055 in November 2025. We used a portion of the net proceeds from the offering to fund the repurchase of $254 million aggregate principal amount of our outstanding 3.60% 2026 Senior Notes pursuant to a cash tender offer. The financing activities in 2025 also included the payment of $272 million of cash dividends, the repurchase of $63 million of our outstanding common stock for treasury and $51 million of cash distributions to noncontrolling interests. The financing activities in 2024 included the redemption of $300 million aggregate principal amount of the 0.875% senior notes due 2024, $264 million payment of cash dividends and $49 million of cash distributions to noncontrolling interests and the repurchase of $60 million of our outstanding common stock for treasury.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash from operations, short-term borrowings under the Credit Agreement and our long-term financings.

In November 2014, our Board of Directors authorized a $250 million stock repurchase program (as expanded from time to time, the "2014 Program"). Subsequently, the Board approved three expansions of the 2014 Program in November 2015, August 2018 and August 2022, by an additional $150 million, $150 million and $500 million, respectively. During the year ended December 31, 2025, 725,652 shares of our common stock were repurchased for an aggregate purchase price of $63 million under the 2014 Program. As of December 31, 2025, we had repurchased 9,928,283 shares of our common stock for an aggregate purchase price of approximately $697 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program in 2025, 2024 or 2023.
We believe that our sources of liquidity as described above are adequate to fund normal operations and ongoing capital expenditures, turnaround activities and the upcoming repayment of the 3.60% 2026 Senior Notes in 2026. Funding of any potential large expansions such as our recent acquisitions or potential future acquisitions or the redemption of debt may likely necessitate, and therefore depend on our ability to obtain, additional financing in the future. We may not be able to access additional liquidity at favorable interest rates due to volatility of the commercial credit markets.
Cash and Cash Equivalents
As of December 31, 2025, our cash and cash equivalents totaled $2,724 million.
As of December 31, 2025, our available-for-sale securities totaled $204 million. See Note 2 "Financial Instruments" to Consolidated Financial Statements appearing elsewhere in this Form 10-K for a discussion of our available-for-sale securities.
In addition to our cash and cash equivalents, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of December 31, 2025, the carrying value of our indebtedness totaled $5,584 million. See Note 10 "Long-Term Debt" to Consolidated Financial Statements appearing elsewhere in this Form 10-K for a discussion of our long-term indebtedness. Defined terms used in this section have the definitions assigned to such terms in Note 10 "Long-Term Debt" to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and unless we were to undertake a new expansion or large acquisition, we believe our cash flows from operations, available cash, and available borrowings under our credit agreement will be adequate to meet our normal operating needs for the foreseeable future. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we or our affiliates may from time to time seek to redeem, repurchase or otherwise acquire our outstanding debt securities through open market purchases, privately negotiated transactions, tender offers or pursuant to the terms of such securities. Such acquisitions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

November 2025 Notes Offering and Concurrent Tender Offer
In November 2025, we completed the registered public offering of $600 million aggregate principal amount of 5.550% senior notes due 2035 and $600 million aggregate principal amount of 6.375% senior notes due 2055. We used a portion of the net proceeds from the offering to fund the repurchase of a portion of our outstanding 3.60% 2026 Senior Notes pursuant to a concurrent cash tender offer for any and all of such notes and to fund the purchase price of the ACI acquisition. See "Recent Developments" above.
Senior Notes
The holders of the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes, the 5.550% 2035 Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, the 6.375% 2055 Senior Notes and the 3.375% 2061 Senior Notes may require us to repurchase the notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the respective indentures governing these notes).
The indenture governing the 3.60% 2026 Senior Notes, the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes, the 5.550% 2035 Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, the 6.375% 2055 Senior Notes and the 3.375% 2061 Senior Notes contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our assets.
As of December 31, 2025, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a $1.5 billion revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated our then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2025, we were in compliance with the total leverage ratio financial maintenance covenant.
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

Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of December 31, 2025, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of December 31, 2025, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated from the financial statements upon consolidation.
Contractual and Other Obligations
The Company's material cash requirements for contractual and other obligations in the near term (next 12 months) and the long term period (beyond the next 12 months) include long-term debt, interest payments, operating leases, pension benefits funding, post-retirement healthcare benefits, purchase obligations, asset retirement obligations and letters of credit.
Debt Obligations and Interest Payments. As of December 31, 2025, we had $497 million of debt obligations due within the near term, and debt obligations of $5,183 million due over the long-term period. At December 31, 2025, long-term debt related interest expense of $222 million was due within the near term, and related interest expense of $3,796 million was due over the long-term period. Maturities of our debt consist of $497 million in 2026, $11 million in 2027, $822 million in 2029 and $300 million in 2030. There are no other scheduled maturities of debt in 2026 through 2030. See Note 10, "Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information on our debt obligations and the expected timing of future principal and interest payments.
Operating Leases. As of December 31, 2025, there was $166 million in operating lease obligations due within the near term, and $847 million due over the long-term period. See Note 6, "Leases," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further detail of our obligations and the timing of expected future payments.
Pension Benefits Funding and Post-retirement Healthcare Benefits. Pension benefits funding obligations due within the near term were $18 million while post-retirement healthcare benefit payment obligations due within the near term were $5 million as of December 31, 2025. As of December 31, 2025, we had $118 million and $49 million of pension benefit funding and post-retirement healthcare benefit obligations due over the long-term period, respectively. The estimate of the timing of future payments under our defined benefit pension plans which cover certain eligible employees in the United States and non-U.S. countries and our post-retirement healthcare benefits to the employees of certain subsidiaries who meet certain minimum age and service requirements involves the use of certain assumptions, including retirement ages and payout periods. See Note 13, "Employee Benefits," in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further information on our obligations and the timing of expected future payments.

Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including commitments to purchase various feedstock, utilities, nitrogen, oxygen, product storage, pipeline usage and logistic support, in each case in the ordinary course of our business, as well as various purchase commitments for our capital projects. As of December 31, 2025, we had $2,668 million of enforceable and legally binding purchase commitments due within the near term, and $4,499 million due over the long-term period.
Asset Retirement Obligations. Asset retirement obligations include the estimated costs and timing of payments to satisfy our recognized asset retirement obligations. We recognize asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Initially, the asset retirement obligation is recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. See Note 18 "Supplemental Information" to Consolidated Financial Statements appearing elsewhere in this Form 10-K, under Asset Retirement Obligations, for further details of our asset retirement obligation, and under Restructuring, Transaction and Integration-related Costs, for details on asset retirement obligation recognized in 2025.
Letters of Credit. As of December 31, 2025, we had $45 million standby letters of credit, made in the ordinary course of business, maturing within the near term, and no standby letters of credit maturing over the long-term period. We had no letters of credit outstanding under our Credit Agreement.
Critical Accounting Policies and Estimates
Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in preparing the accompanying consolidated financial statements and related notes and believe those policies are reasonable and appropriate. Our significant accounting policies are summarized in Note 1 "Description of Business and Significant Accounting Policies" to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Critical accounting estimates are those estimates made in accordance with the accounting principles generally accepted in the United States ("GAAP") that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. Our more critical accounting estimates include those related to business combinations, fair values, long-lived assets, goodwill, accruals for long-term employee benefits, income taxes and environmental and legal obligations. Inherent in such estimates are certain key assumptions. We periodically update the estimates used in preparing the financial statements based on our latest assessment of the current and projected business and general economic environment. We believe the following to be our most critical accounting estimates required for preparing our financial statements.
Business Combinations and Intangible Assets Including Goodwill. We account for business combinations using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to our consolidated financial results will be adjusted in the same period's financial statements, including the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. All acquisition costs are expensed as incurred, and in-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. The application of business combination accounting requires the use of significant estimates and assumptions. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. The fair value of the customer relationships acquired are estimated by management through a discounted cash flow model using the multi-period excess earnings methodology, which involves the use of significant estimates and assumptions related to revenue growth rates, operating margins, discount rates, and customer attrition rates, among other items. The fair value of the technology and trade names acquired is estimated by management through a discounted cash flow model using the relief from royalty methodology, which involves the use of significant estimates and assumptions related to revenue growth rates, and discount rates. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets and goodwill and to record marketable securities and pension plan assets. We use all available information to make these fair value determinations, including the engagement of third-party consultants. In addition, we record all pension plan assets and certain marketable securities at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Note 15 "Fair Value Measurements" to Consolidated Financial Statements appearing elsewhere in this Form 10-K for more information.
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
The estimated useful lives of long-lived assets range from one to forty years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $1,178 million, $1,114 million and $1,097 million in 2025, 2024 and 2023, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $246 million, $114 million and $179 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, deferred turnaround costs, net of accumulated amortization, totaled $433 million. Amortization in 2025, 2024 and 2023 of deferred turnaround costs was $165 million, $153 million and $137 million, respectively. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations. We commenced the next planned maintenance turnaround at our Petro 1 ethylene facility in the first quarter of 2025.
Additional information concerning long-lived assets and related depreciation and amortization appears in Note 5 "Property, Plant and Equipment" and Note 7 "Goodwill and Other Intangible Assets" to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

Goodwill. At December 31, 2025, our recorded goodwill was $1,314 million. Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount, and otherwise at least annually. We perform our annual impairment assessment for both the PEM and HIP reporting units in the fourth quarter each year. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period.
As part of our continuous assessment of changes in the macroeconomic environment in the performance and essential materials industry and recent operating performance and updated forecasts, we identified triggering events associated with the North American Chlorovinyls reporting unit in the third quarter of 2025. Due to the recent operating losses and downward revision in the third quarter 2025 of forecasts for the North American Chlorovinyls reporting unit along with negative chlorovinyls industry trends, the Company performed a quantitative assessment in the third quarter of 2025 to determine if the fair value of this reporting unit had reduced below its carrying amount. We also performed a quantitative impairment assessment in the third quarter of 2025 for all other reporting units within the Performance and Essential Materials and the HIP segments to assess the overall fair value of the Company as compared to our market capitalization.
The fair values of the reporting units were determined using a weighting of both a discounted cash flow methodology and a market value methodology. The fair values of the reporting units were classified as Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Both of these methodologies require estimates, assumptions, and judgments about future results. Our analysis is based on our internally developed long-range plan, which is developed from historical results, estimates by management of future market conditions, current and future strategic and operational plans and future financial performance. Significant assumptions used in the discounted cash flow methodology include projected sales volumes based on production capacities and operating rates, product selling prices, capital expenditures, depreciation expense, working capital investment, discount rates, tax rates, terminal growth rates and earnings before interest expense, income taxes, depreciation and amortization expense (EBITDA) margins, inclusive of feedstock, energy and power costs. Significant assumptions used in the market value methodology include EBITDA, weighting of periods, market participant acquisition premium and the estimated multiples of EBITDA buyers are willing to pay in the marketplace.
Based on the quantitative tests performed during the third quarter of 2025, we determined that the fair value of the North American Chlorovinyls reporting unit did not exceed its carrying amount resulting in a non-cash goodwill impairment charge of $727 million taken in the third quarter of 2025, representing all the goodwill associated with the North American Chlorovinyls reporting unit recognized.
We performed a qualitative assessment for the purposes of 2025 annual goodwill impairment analysis for each of the reporting units within the HIP and PEM segments during the fourth quarter of 2025. As part of the qualitative assessment performed in the fourth quarter of 2025, no triggering events were identified that would require the performance of quantitative assessment.
Based on the quantitative tests performed during the third quarter of 2024, the fair value of each of the reporting units with goodwill, except for the North American Chlorovinyls reporting unit, were in excess of the carrying amounts. See Note 1 "Description of Business and Significant Accounting Policies" and Note 7 "Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements for further details. Based on the quantitative tests performed during the third quarter of 2025, for all reporting units with goodwill, except for the North American Chlorovinyls reporting unit, even if the fair values of the reporting units decreased by 10% from the fair values determined for the quantitative tests, the carrying amounts of the reporting units would not have exceeded their fair values. See Item 1A, "Risk Factors—If our goodwill or other long-lived assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant."
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

Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we rely extensively on advice from actuaries, and we make assumptions about inflation, investment returns, mortality, employee turnover and discount rates that ultimately impact amounts recorded. Changes in these assumptions may result in different expense and liability amounts. One of the more significant assumptions relates to the discount rate for measuring benefit obligations. At December 31, 2025, the projected pension benefit obligations for U.S. and non-U.S. plans were calculated using assumed weighted average discount rates of 5.2% and 4.2%, respectively. The discount rates were determined using a benchmark pension discount curve and applying spot rates from the curve to each year of expected benefit payments to determine the appropriate discount rate. As a result of the funding relief provided by the enactment of the Bipartisan Budget Act of 2015, no minimum funding requirements are expected during 2026 for the U.S. pension plans. Additional information on the 2026 funding requirements and key assumptions underlying these benefit costs appear in Note 13 "Employee Benefits" to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
The following table reflects the sensitivity of the benefit obligation of our pension plans to changes in the actuarial assumptions:

	2025
	U.S. Plans	Non-U.S. Plans

	(In millions of dollars)
Projected benefit obligation, end of year	$307	$561
Discount rate increases by 100 basis points	(24)	(67)
Discount rate decreases by 100 basis points	29	83
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
Income Taxes. We utilize the balance sheet method of accounting for deferred income taxes. Under this method, deferred tax assets or liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be realized. Additional information on income taxes appears in Note 16 "Income Taxes" to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Environmental and Legal Obligations. We consult with various professionals for assistance in estimating environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 21 "Commitments and Contingencies" to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Asset Retirement Obligations. We recognize asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Initially, the asset retirement obligation is recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is recorded at its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. We have conditional asset retirement obligations for the removal and disposal of hazardous materials from certain of our manufacturing facilities. Additional information on asset retirement obligations appears in Note 1 "Description of Business and Significant Accounting Policies" and Note 18 "Supplemental Informations" to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
We also have conditional asset retirement obligations that have not been recognized because the fair values of the conditional legal obligations cannot be measured due to the indeterminate settlement date of the obligations.

Recent Accounting Pronouncements
See Note 1 "Description of Business and Significant Accounting Policies" to Consolidated Financial Statements included in Item 8 of this Form 10-K for a full description of recent accounting pronouncements, including expected date of adoption and estimated effect on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps, futures, forwards and options) in certain instances to reduce price volatility risk on feedstocks and products. Our commodity swap playbook positions were fully settled as of December 31, 2025.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At December 31, 2025, we had $5,668 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest costs if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $57 million. Also, at December 31, 2025, we had $12 million principal amount of variable rate debt outstanding, which represents the 2026 term loans due 2026 and the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $12 million as of December 31, 2025 was 2.18%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our revolving line of credit. We did not have any SOFR-based borrowings outstanding at December 31, 2025.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. We have entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €150 million as of December 31, 2025, designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. The arrangement is scheduled to settle in 2026.
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
Westlake management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Westlake's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2025 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Westlake Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westlake Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

Interim Goodwill Impairment Assessment — North American Chlorovinyls Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company's goodwill balance was $1,314 million as of December 31, 2025, and the goodwill associated with the North American Chlorovinyls reporting unit was $0 million. Management tests goodwill for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount, and otherwise at least annually in the fourth quarter. During the third quarter of 2025, management identified triggering events associated with the North American Chlorovinyls reporting unit and performed a quantitative assessment to determine if the fair value of this reporting unit had reduced below its carrying amount. Based on the quantitative test performed, management determined that the fair value of the North American Chlorovinyls reporting unit did not exceed its carrying amount which resulted in a non-cash goodwill impairment charge of $727 million, representing all the goodwill associated with the North American Chlorovinyls reporting unit. The fair value of the North American Chlorovinyls reporting unit was determined using a weighting of both a discounted cash flow methodology and market value methodology. Significant assumptions used in the discounted cash flow methodology include projected sales volumes based on production capacities and operating rates, product selling prices, capital expenditures, depreciation expense, working capital investment, discount rate, tax rate, terminal growth rate, and earnings before interest expense, income taxes, depreciation and amortization expense (EBITDA) margin. Significant assumptions used in the market value methodology include EBITDA, weighting of periods, market participant acquisition premium and the estimated multiples of EBITDA buyers are willing to pay in the marketplace.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the North American Chlorovinyls reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the projected sales volumes based on production capacities and operating rates, product selling prices, capital expenditures, depreciation expense, working capital investment, discount rate, tax rate, terminal growth rate, and EBITDA margin used in the discounted cash flow methodology, and EBITDA, weighting of periods, market participant acquisition premium, and the estimated multiples of EBITDA buyers are willing to pay in the marketplace used in the market value methodology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of the North American Chlorovinyls reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow and market value methodologies used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow and market value methodologies; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the projected sales volumes based on production capacities and operating rates, product selling prices, capital expenditures, depreciation expense, working capital investment, discount rate, tax rate, terminal growth rate, and EBITDA margin used in the discounted cash flow methodology, and EBITDA, weighting of periods, market participant acquisition premium, and the estimated multiples of EBITDA buyers are willing to pay in the marketplace used in the market value methodology. Evaluating management’s assumptions related to the projected sales volumes based on production capacities and operating rates, product selling prices, capital expenditures, depreciation expense, working capital investment, tax rate, and EBITDA margin used in the discounted cash flow methodology, and EBITDA used in the market value methodology, involved evaluating whether the assumptions used by management were reasonable considering one or more of the following (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; or (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and market value methodologies and (ii) the reasonableness of the discount rate and terminal growth rate used in the discounted cash flow methodology, and weighting of periods, market participant acquisition premium, and the estimated multiples of EBITDA buyers are willing to pay in the marketplace used in the market value methodology.

/s/PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2026

We have served as the Company's auditor since 1986, which includes periods before the Company became subject to SEC reporting requirements.

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,724	$2,919
Available-for-sale securities	204	—
Accounts receivable, net	1,504	1,483
Inventories	1,653	1,697
Prepaid expenses and other current assets	131	115
Total current assets	6,216	6,214
Property, plant and equipment, net	8,605	8,633
Operating lease right-of-use assets	798	801
Goodwill	1,314	2,031
Customer relationships, net	743	820
Other intangible assets, net	439	462
Equity method investments	1,062	1,081
Other assets, net	784	708
Total assets	$19,961	$20,750
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$783	$851
Accrued and other liabilities	1,490	1,362
Current portion of long-term debt, net	497	6
Total current liabilities	2,770	2,219
Long-term debt, net	5,087	4,556
Deferred income taxes	1,343	1,553
Pension and other post-retirement benefits	286	304
Operating lease liabilities	688	713
Other liabilities	492	362
Total liabilities	10,666	9,707
Commitments and contingencies (Note 21)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at December 31, 2025 and 2024, respectively	1	1
Common stock, held in treasury, at cost; 6,740,232 and 6,424,366 shares at December 31, 2025 and 2024, respectively	(513)	(467)
Additional paid-in capital	683	656
Retained earnings	8,701	10,481
Accumulated other comprehensive loss	(80)	(144)
Total Westlake Corporation stockholders' equity	8,792	10,527
Noncontrolling interests	503	516
Total equity	9,295	11,043
Total liabilities and equity	$19,961	$20,750
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(in millions of dollars, except per share data and share amounts)
Net sales	$11,170	$12,142	$12,548
Cost of sales	10,357	10,185	10,329
Gross profit	813	1,957	2,219
Selling, general and administrative expenses	900	874	865
Impairment of goodwill and long-lived assets	727	—	475
Amortization of intangibles	124	117	122
Restructuring, transaction and integration-related costs	640	91	28
Income (loss) from operations	(1,578)	875	729
Other income (expense)
Interest expense	(171)	(159)	(165)
Other income, net	152	222	136
Income (loss) before income taxes	(1,597)	938	700
Income tax provision (benefit)	(126)	291	178
Net income (loss)	(1,471)	647	522
Net income attributable to noncontrolling interests	37	45	43
Net income (loss) attributable to Westlake Corporation	$(1,508)	$602	$479
Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$(11.70)	$4.66	$3.73
Diluted	$(11.70)	$4.64	$3.70
Weighted average common shares outstanding:
Basic	128,260,331	128,535,226	127,806,317
Diluted	128,260,331	129,206,922	128,598,441
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023

	(in millions of dollars)
Net income (loss)	$(1,471)	$647	$522
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits
Pension and other post-retirement benefits reserves adjustment	(10)	59	(40)
Income tax benefit (provision) on pension and other post-retirement benefits	—	(9)	(8)
Foreign currency translation adjustments
Foreign currency translation	48	(86)	32
Income tax benefit (provision) on foreign currency translation	26	(13)	7
Available-for-sale investments
Unrealized holding gains on investments	1	—	—
Income tax provision on available-for-sale investments	—	—	—
Other comprehensive income (loss), net of income taxes	65	(49)	(9)
Comprehensive income (loss)	(1,406)	598	513
Comprehensive income attributable to noncontrolling interests, net of tax of $2, $2 and $3 for 2025, 2024 and 2023, respectively	38	42	43
Comprehensive income (loss) attributable to Westlake Corporation	$(1,444)	$556	$470
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2022	134,651,380	$1	7,278,651	$(467)	$601	$9,885	$(89)	$534	$10,465
Net income	—	—	—	—	—	479	—	43	522
Other comprehensive loss	—	—	—	—	—	—	(9)	—	(9)
Common stock repurchased	—	—	211,294	(23)	—	—	—	—	(23)
Shares issued—stock-based compensation	—	—	(1,050,656)	55	(11)		—	—	44
Stock-based compensation	—	—	—	—	40	—	—	—	40
Dividends declared	—	—	—	—	—	(221)	—	—	(221)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Balances at December 31, 2023	134,651,380	$1	6,439,289	$(435)	$630	$10,143	$(98)	$523	$10,764
Net income	—	—	—	—	—	602	—	45	647
Other comprehensive loss	—	—	—	—	—	—	(46)	(3)	(49)
Common stock repurchased	—	—	480,081	(60)	—	—	—	—	(60)
Shares issued—stock-based compensation	—	—	(495,004)	28	(15)	—	—	—	13
Stock-based compensation	—	—	—	—	41	—	—	—	41
Dividends declared	—	—	—	—	—	(264)	—	—	(264)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Balances at December 31, 2024	134,651,380	$1	6,424,366	$(467)	$656	$10,481	$(144)	$516	$11,043
Net income (loss)	—	—	—	—	—	(1,508)	—	37	(1,471)
Other comprehensive income	—	—	—	—	—	—	64	1	65
Common stock repurchased	—	—	725,652	(63)	—	—	—	—	(63)
Shares issued—stock-based compensation	—	—	(409,786)	17	(14)	—	—	—	3
Stock-based compensation	—	—	—	—	41	—	—	—	41
Dividends declared	—	—	—	—	—	(272)	—	—	(272)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51)	(51)
Balances at December 31, 2025	134,651,380	$1	6,740,232	$(513)	$683	$8,701	$(80)	$503	$9,295
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(in millions of dollars)
Cash flows from operating activities
Net income (loss)	$(1,471)	$647	$522
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,178	1,114	1,097
Stock-based compensation expense	41	41	43
Loss from disposition and write-off of assets and accelerated depreciation and amortization	359	43	45
Impairment of goodwill and long-lived assets	727	—	475
Deferred income taxes	(177)	(35)	(175)
Other gains, net	(7)	(27)	(3)
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	15	87	225
Inventories	51	(97)	250
Prepaid expenses and other current assets	(11)	(35)	(19)
Accounts payable	(67)	(20)	(26)
Accrued and other liabilities	89	(213)	170
Other, net	(262)	(191)	(268)
Net cash provided by operating activities	465	1,314	2,336
Cash flows from investing activities
Additions to investments in unconsolidated subsidiaries	(33)	(26)	(25)
Additions to property, plant and equipment	(995)	(1,008)	(1,034)
Proceeds from maturities and paydown of available-for-sale securities	68	—	—
Purchase of available-for-sale securities	(272)	—	—
Other, net	9	33	22
Net cash used for investing activities	(1,223)	(1,001)	(1,037)
Cash flows from financing activities
Distributions to noncontrolling interests	(51)	(49)	(54)
Dividends paid	(272)	(264)	(221)
Proceeds from senior notes issuance, net	1,187	—	—
Repurchase and redemption of senior notes	(254)	(300)	—
Repurchase of common stock for treasury	(63)	(60)	(23)
Other, net	(17)	23	53
Net cash provided by (used for) financing activities	530	(650)	(245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	33	(47)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	(195)	(384)	1,073
Cash, cash equivalents and restricted cash at beginning of the year	2,935	3,319	2,246
Cash, cash equivalents and restricted cash at end of the year	$2,740	$2,935	$3,319
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars, except share amounts and per share data)

1. Description of Business and Significant Accounting Policies
Description of Business
Westlake Corporation (the "Company") operates as an integrated global manufacturer and marketer of housing and infrastructure products and performance and essential materials. These products include some of the most widely used materials in the world, which are fundamental to many diverse consumer and industrial markets, including residential construction, flexible and rigid packaging, automotive products, healthcare products, water treatment, coatings as well as other durable and non-durable goods. The Company's customers range from large chemical processors and plastics fabricators to small construction contractors, municipalities and supply warehouses throughout North America, Europe and Asia. The industries in which the Company operates are subject to price fluctuations and volatile feedstock pricing typical of a commodity-based industry, the effects of which may not be immediately passed along to customers.
Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Westlake Partners' assets consist of a limited partner interest in Westlake Chemical OpCo LP ("OpCo"), as well as the general partner interest in OpCo. OpCo's assets include two ethylene production facilities at the Company's Lake Charles, Louisiana site, one ethylene production facility at the Company's Calvert City, Kentucky site and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Company's Longview, Texas site. As of December 31, 2025, the Company held a 77.2% limited partner interest in OpCo and a controlling interest in Westlake Partners. The operations of Westlake Partners are consolidated in the Company's financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50% voting interest and exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in majority-owned companies where the Company does not exercise control and investments in nonconsolidated affiliates (20%-50% owned companies, joint ventures and partnerships) are accounted for using the equity method of accounting. Undistributed earnings from joint ventures included in retained earnings were immaterial as of December 31, 2025. All intercompany transactions and balances are eliminated in consolidation.
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
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of risk consist principally of trade receivables from customers engaged in manufacturing polyethylene products, polyvinyl chloride ("PVC") products, epoxy products, chlor-alkali and derivative products as well as housing and infrastructure products such as consumers and distributors of compounds, PVC pipe and fittings, trim and mouldings, stone, windows, roofing and exterior products. The Company's large number of customers, the diversity of these customers' businesses and the markets they serve and customers geographic dispersion limits the concentrations of credit risk with respect to receivables. The Company performs periodic credit evaluations of the customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses.

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
Available-for-Sale Securities
The investments portfolio in securities are classified as available-for-sale. The Company views its available-for-sale securities as available for use in current operations. Accordingly, the Company classifies its investments as current assets, irrespective of the maturity date. Available-for-sale securities are carried at estimated fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Realized gains and losses and amounts reclassified out of accumulated other comprehensive income (loss) are recorded in other income in the consolidated statement of operations. The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the investment is written down to fair value, establishing a new cost basis. The Company periodically reviews available-for-sale securities to assess for credit losses based on historical experience, current conditions, investment type and other relevant market data.
Inventories
Inventories primarily include product, material and supplies. Inventories are stated at lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") or average method.
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Capitalized interest was $10, $13 and $8 for the years ended December 31, 2025, 2024 and 2023, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposition or retirement of fixed assets are reflected in the consolidated statement of operations when the assets are sold or retired.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Impairment of Goodwill
Goodwill is tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount. The Company performed its annual goodwill impairment tests for each of the reporting units within the Performance and Essential Materials and Housing and Infrastructure Products segments in the fourth quarter of 2025. See Note 7 for more information on the Company's annual goodwill impairment tests.
Equity Method Investments
The Company accounts for investments using the equity method of accounting if the Company has the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting rights. Under the equity method of accounting, investments are stated initially at cost and are adjusted for subsequent additional investments and the proportionate share of profit or losses and distributions. The Company records its share of the profits or losses of the equity investments, net of income taxes, in the Company's consolidated statements of operations. The equity method investments are evaluated for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the consolidated financial statements as an impairment.
Other Assets, net
Other assets, net include turnaround costs, investments in unconsolidated subsidiaries, restricted cash, deferred charges and other long-term assets.
The Company accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which typically range from three to eight years. Deferred turnaround costs are presented as a component of other assets, net. The cash outflows related to these costs are included in operating activities in the Company's consolidated statement of cash flows.
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
The Company generally invoices customers and recognizes revenue and accounts receivable upon transferring control of inventories. In limited circumstances, the Company transfers control of inventories shortly before it has an unconditional right to receive consideration, resulting in recognition of contract assets. The Company also receives advance payments from certain customers, resulting in recognition of contract liabilities. Contract assets are generally settled within the period and are not material to the consolidated balance sheets. The Company expenses sales commissions when incurred. These costs are recorded within selling, general and administrative expenses. Aside from the amounts disclosed within Note 8 and Note 18, the Company does not disclose the value of unsatisfied performance obligations because its contracts with customers (1) have an original expected duration of one year or less or (2) have only variable consideration that is calculated based on market prices at specified dates and is allocated to wholly unsatisfied performance obligations.
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
Asset Retirement Obligations
The Company recognizes asset retirement obligations in the period in which the liability becomes probable and reasonably estimable. Recognized asset retirement obligations are initially recorded at fair value and capitalized as a component of the carrying value of the long-lived asset to which the obligation relates. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. See Note 18 for asset retirement obligation activity during the periods presented.
The Company has conditional asset retirement obligations for the removal and disposal of hazardous materials from certain of the Company's manufacturing facilities that have not been recognized because the fair values of the conditional legal obligations cannot be measured due to the indeterminate settlement date of the obligations.
Environmental and Legal Obligations
Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefits. Environmental remediation and legal liabilities are recognized when the costs are considered probable and can be reasonably estimated. Measurement of environmental liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Environmental liabilities in connection with properties that are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved. Recognition of any joint and several liabilities is based upon the Company's best estimate of its final pro rata share of the liability. For legal loss contingencies that are not probable but reasonably possible, the Company discloses an estimate of the possible loss, range of loss or a statement that such estimate cannot be made. If the loss contingency is probable but not reasonably estimable, the Company discloses a statement that such estimate cannot be made. Estimating contingent losses is inherently subjective in nature and involves judgment and estimates. As a result, actual losses may differ, potentially materially, from recognized or disclosed estimates.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Warranty Costs
The Company provides warranties for certain products, primarily under the housing and infrastructure segment, against defects in material and performance. The accrual for warranty claims is recorded at the time of sale based on historical warranty claims experience. These accruals are updated over time based on claim experience and other assessments of expected future defects and claims. Warranty liabilities are included in Accrued and other liabilities in the Company's consolidated balance sheets. See Note 18 for warranty activity during the periods presented.
Recently Issued Accounting Pronouncements
Accounting for Government Grants Received by Business Entities (ASU 2025-10)
In December 2025, the FASB issued an accounting standards update to establish authoritative guidance on recognition, measurement, presentation, and disclosure of government grants received by business entities. The amendments define government grants as transfers of monetary or tangible non-monetary assets from a government to a business entity (excluding exchange transactions) and leverages principles from IAS 20 while tailoring certain U.S. GAAP requirements. The amendments are effective for annual periods beginning after December 15, 2028, for public business entities, with early adoption is permitted. The transition options include modified prospective, modified retrospective, or full retrospective. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial statements.
Hedge Accounting Improvements (ASU 2025-09)
In November 2025, the FASB issued an accounting standards update to clarify and improve certain aspects of hedge accounting guidance in ASC 815. The amendments address five specific areas: (1) similar risk assessment for cash flow hedges, (2) hedging interest payments on choose-your-rate debt, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign currency-denominated debt designated as both a hedging instrument and hedged item. The amendments more closely align hedge accounting with the economics of an entity's risk management activities. The amendments are effective for annual periods beginning after December 15, 2026, for public business entities with early adoption permitted. Entities should apply the new guidance prospectively. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial statements.
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
Recently Adopted Accounting Standards
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No.2023-09)
In December 2023, the FASB issued an accounting standards update to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024, with an early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company adopted this accounting standard in the 2025 annual period and applied the standard prospectively. The adoption of this ASU resulted in additional income tax disclosures (see Note 16).
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
2. Financial Instruments
Cash Equivalents
The Company had $0 and $1,009 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2025 and December 31, 2024, respectively. The Company's investments in held-to-maturity securities were held at amortized cost, which approximates fair value.
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $16 and $16 at December 31, 2025 and 2024, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the Company's consolidated balance sheets.
Available-for-Sale Securities
The Company had no available-for-sale securities at December 31, 2024. Investments in securities at December 31, 2025 consisted of available-for-sale debt securities.

	2025	2024
Available-for-sale securities	$204	$—

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The cost, fair value and fair value levels of the Company's available-for-sale debt securities were as follows:

	2025
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$108	$109	Level 2
U.S. government treasury securities	37	37	Level 2
U.S. federal agency securities	13	13	Level 2
Asset-backed securities	37	37	Level 2
Supranational securities	8	8	Level 2
Available-for-sale debt securities	$203	$204

Contractual maturities of debt securities
Within one year	$63	$63
One to five years	128	129
Six to ten years	2	2
After ten years	10	10
Available-for-sale debt securities	$203	$204
The fair values of the available-for-sale debt securities are determined based on observable market-based inputs, such as quotes from financial reporting services. Unrealized and realized gains and losses, and accrued interest on available-for-sale debt securities for the twelve months ended December 31, 2025 were immaterial. As of December 31, 2025, no allowance for credit losses was recorded for these investments.
3. Accounts Receivable
Accounts receivable consisted of the following at December 31:

	2025	2024
Trade customers	$1,254	$1,339
Related parties	2	3
Allowance for credit losses	(27)	(27)
	1,229	1,315
Federal and state taxes	158	68
Other	117	100
Accounts receivable, net	$1,504	$1,483
4. Inventories
Inventories consisted of the following at December 31:

	2025	2024
Finished products	$1,030	$1,047
Feedstock, additives, chemicals and other raw materials	366	395
Materials and supplies	257	255
Inventories	$1,653	$1,697

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
5. Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

	2025	2024
Land	$311	$306
Buildings and improvements	1,104	1,011
Plant and equipment	12,163	11,192
Other	973	891
	14,551	13,400
Less: Accumulated depreciation (includes accelerated depreciation)	6,736	5,848
	7,815	7,552
Construction in progress	790	1,081
Property, plant and equipment, net	$8,605	$8,633
Depreciation expense on property, plant and equipment of $797, $759 and $763 is included primarily in cost of sales in the Company's consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, accelerated depreciation expense of $259 was recognized in 2025 related to the closures of certain Chlorovinyls facilities and Styrene facility. See Note 18 for more detailed information.
Long-Lived Assets Recoverability
In the third quarter of 2025, due to the recent operating losses and the downward revision of forecasts for the North American Chlorovinyls asset group, which comprises PVC, VCM, caustic soda, chlorine and related derivatives assets in North America, and certain other asset groups in the third quarter of 2025, the Company evaluated these asset groups' long-lived assets for recoverability. A recoverability test was performed for these asset groups to compare the carrying amounts of the asset groups to the future net undiscounted cash flows expected to be generated by the respective asset groups. The undiscounted cash flow projections were based on historical results, estimates made by management of future market conditions supplemented by information prepared by third party consultants, including input costs and sales prices, current and future strategic and operational plans and future financial performance projected through the remaining useful life of the primary asset in the asset group. Based on the recoverability tests in the third quarter of 2025, the Company determined that the carrying amounts of the assets of the North American Chlorovinyls and certain other asset groups were recoverable.
In 2023, recoverability tests were performed for each of Westlake Epoxy's asset groups to compare the carrying amounts of the asset groups to the future net undiscounted cash flow expected to be generated by the asset group. Based on the recoverability tests performed, the Company determined that the carrying amount of the primary assets of the Westlake Epoxy Netherlands asset group was not recoverable. The fair value of the asset group was calculated using a discounted cash flow methodology and a non-cash impairment charge of $347, related to the Company's base epoxy resin business in the Netherlands, was recognized in 2023 within the Performance and Essential Materials segment to reduce the carrying amount of the asset group to its fair value. The long-lived asset impairment charge was reported in impairment of goodwill and long-lived assets in the 2023 consolidated statements of operations.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
6. Leases
Lease-related asset and liability balances consisted of the following at December 31:

	2025	2024
Operating Leases
Right-of-use assets	$798	$801

Accrued and other liabilities	$138	$128
Operating lease liabilities	688	713
Total operating lease liabilities	$826	$841

Weighted Average Remaining Term (in years)	8	9
Weighted Average Lease Discount Rate	4.4%	4.2%
The Company's operating lease cost is comprised of payments related to operating leases recorded in the Company's consolidated balance sheet and short-term rental payments for leases that are not recorded in the consolidated balance sheet.
The components of operating lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost (1)	$178	$162	$142
Short-term lease cost	128	131	121
Total operating lease cost	$306	$293	$263
_____________________________
(1)Includes fixed lease payments for operating leases recorded in the consolidated balance sheet.
Maturities of lease liabilities were as follows at December 31, 2025:

Operating Leases
2026	$166
2027	155
2028	138
2029	116
2030	92
Thereafter	346
Total lease payments	1,013
Less: imputed interest	(187)
Present value of lease liabilities	$826
Related Party Leases
The Company leases certain assets under operating leases with related parties. Right-of-use assets and the associated operating lease liabilities for related party operating leases were approximately $47 and $47 as of December 31, 2025 and December 31, 2024, respectively. The Company recognized operating lease cost for fixed lease payments to related parties of $6 and $6 for the years ended December 31, 2025 and 2024, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
7. Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in goodwill for the years ended December 31, 2025 and 2024 :

	Housing and Infrastructure Products Segment	Performance and Essential Materials Segment	Total
Balance at December 31, 2023	$1,144	$897	$2,041
Effects of changes in foreign exchange rates	(6)	(4)	(10)
Balance at December 31, 2024	1,138	893	2,031
Impairment of goodwill	—	(727)	(727)
Effects of changes in foreign exchange rates	7	3	10
Balance at December 31, 2025	$1,145	$169	$1,314
The goodwill balance is presented net of accumulated impairment losses of $855 as of December 31, 2025, and $128 as of December 31, 2024 and 2023 in the Performance and Essential Materials segment.
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
The fair values of the reporting units, including the North American Chlorovinyls reporting unit, were determined using a weighting of both a discounted cash flow methodology and a market value methodology. The fair values of the Company's reporting units were classified as Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Both of these methodologies require estimates, assumptions, and judgments about future results. The Company's analysis is based on the Company's internally developed long-range plan, which is developed from historical results, estimates by management of future market conditions, current and future strategic and operational plans and future financial performance. Significant assumptions used in the Company's discounted cash flow methodology include projected sales volumes based on production capacities and operating rates, product selling prices, capital expenditures, depreciation expense, working capital investment, discount rates, tax rates, terminal growth rates and earnings before interest expense, income taxes, depreciation and amortization expense (EBITDA) margin, inclusive of feedstock, energy and power costs. Significant assumptions used in the Company's market value methodology include EBITDA, weighting of periods, market participant acquisition premium and the estimated multiples of EBITDA buyers are willing to pay in the marketplace.
Based on the quantitative tests performed during the third quarter of 2025, the Company determined that the fair value of the North American Chlorovinyls reporting unit did not exceed its carrying amount. This resulted in a non-cash goodwill impairment charge of $727 taken in the third quarter of 2025, representing all the goodwill associated with the North American Chlorovinyls reporting unit recognized within the Performance and Essential Materials segment. The goodwill impairment charge is reported as impairment of goodwill in the consolidated statements of operations. For all other reporting units, the Company determined that the fair values of each of the reporting units were in excess of the carrying amounts.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The Company performed a qualitative assessment for the purposes of its 2025 annual goodwill impairment analysis for each of the reporting units within the Housing and Infrastructure Products and the Performance and Essential Materials and segments during the fourth quarter of 2025. Based on the qualitative assessment performed in the fourth quarter of 2025, the Company determined it was more likely than not that the fair value of each reporting unit with goodwill exceeds its carrying value. If the judgments and estimates used in the Company's analysis are not realized or change due to future external factors, then actual results may not be consistent with these judgments and estimates, and the Company's goodwill may become further impaired in future periods, which could have an adverse effect on the Company's financial condition and results of operations.
In 2023, the Company performed a quantitative assessment for the purposes of its 2023 annual goodwill impairment analysis for each of the reporting units within the Performance and Essential Materials and the Housing and Infrastructure Products segments. The discounted cash flow projections were based on a long-term forecast to reflect the cyclicality of the business. The forecast is based on historical results, estimates by management of future market conditions, current and future strategic and operational plans and future financial performance. Significant assumptions used in the discounted cash flow projection included projected sales volumes based on production capacities, future sales prices, feedstock, energy and power costs and capital expenditures to maintain safe and reliable plant operations. The future cash flows were discounted to present value using a discount rate ranging from 10.0% to 12.0%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of net income before interest expense, income taxes, depreciation and amortization a willing buyer is likely to pay. Based on the quantitative tests performed during the fourth quarter of 2023, the Company determined that the fair value of the Westlake Epoxy reporting unit did not exceed its carrying amount, and as such, a goodwill impairment charge of $128 was recognized within the Performance and Essential Materials segment. The goodwill impairment charge was reported in impairment of goodwill and long-lived assets in the 2023 consolidated statements of operations.
Intangible Assets
Intangible assets consisted of the following at December 31:

	2025			2024			Weighted Average Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$1,582	$(839)	$743	$1,570	$(750)	$820	15
Other intangible assets:
Licenses and intellectual property	266	(149)	117	260	(138)	122	15
Trade name	388	(140)	248	381	(120)	261	18
Other	116	(42)	74	106	(27)	79	17
Total other intangible assets	$770	$(331)	$439	$747	$(285)	$462
Scheduled amortization of intangible assets for the next five years is as follows: $133, $106, $104, $95 and $78 in 2026, 2027, 2028, 2029 and 2030, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
8. Equity Method Investments
LACC, LLC Joint Venture
In 2015, Eagle US 2 LLC ("Eagle"), a wholly-owned subsidiary of the Company, and Lotte Chemical USA Corporation, a subsidiary of Lotte Chemical Corporation ("Lotte"), formed a joint venture, LACC, LLC ("LACC"), to design, build and operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. Pursuant to a contribution and subscription agreement between Eagle and LACC, Eagle contributed $225 to LACC to fund construction costs of the ethylene plant, representing approximately 12% of the membership interests in LACC. On November 12, 2019, the Company, through Eagle, completed the acquisition of an additional 34.8% of the membership interests in LACC from Lotte for approximately $817. On March 15, 2022, the Company acquired an additional 3.2% of the membership interests in LACC from Lotte for $89. As of December 31, 2025, the Company owned an aggregate 50% membership interest in LACC. As of December 31, 2025, the Company's investment exceeded the underlying equity in net assets by approximately $199 which was assigned to goodwill and not amortized.
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
The Company's ethylene offtake from LACC was approximately 1,056 million, 614 million, and 935 million pounds during the years ended December 31, 2025, 2024, and 2023 respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized sales to LACC of approximately $37, $8, and $12, respectively. Accounts receivable from this joint venture were $2 and $1 and accounts payable to this joint venture were $17 and $15 at December 31, 2025 and 2024, respectively.
Changes in the Company's investment in LACC for the years ended December 31, 2025 and 2024 were as follows:

Investment in LACC
Balance at December 31, 2023	$1,047
Cash contributions	22
Depreciation and amortization	(51)
Balance at December 31, 2024	1,018
Cash contributions	30
Depreciation and amortization	(57)
Balance at December 31, 2025	$991

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Services Provided to LACC and Lotte
The Company provides certain utilities and other services to LACC and Lotte. Pursuant to a construction and reimbursement agreement, LACC and Lotte agreed to reimburse the Company for construction costs over a 6.5-year period beginning in 2020. In addition to the reimbursements for construction costs, the Company charges LACC and Lotte certain fixed fees under an operating, maintenance and logistics agreement. The Company accounts for the reimbursement of construction costs and the fixed fees ratably in net sales over approximately 25 years. The remaining performance obligations under these agreements totaled $47 and $65 from LACC and Lotte, respectively, as of December 31, 2025. The associated contract liabilities recorded from LACC and Lotte totaled $32 and $40 as of December 31, 2025, respectively, and $27 and $35 as of December 31, 2024, respectively. In addition to the reimbursements for construction costs and other fixed fees, the Company charges LACC and Lotte certain variable fees that are recognized in net sales as control of the goods and services transfer to LACC and Lotte.
Other Equity Method Investments
In addition to LACC, the Company has other equity method investments amounting to $71 and $63 as of December 31, 2025 and 2024, respectively. See Note 19 for more detailed information.
9. Accounts Payable
Accounts payable consisted of the following at December 31:

	2025	2024
Accounts payable—third parties	$737	$806
Accounts payable to related parties	18	16
Notes and other short-term payable	28	29
Accounts payable	$783	$851

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
10. Long-Term Debt
Long-term debt consisted of the following at December 31:

	2025	2024
3.60% senior notes due August 2026 (the "3.60% 2026 Senior Notes") (1)	$496	$750
Loan related to tax-exempt waste disposal revenue bonds due December 2027 (2)	11	11
1.625% €700 million senior notes due July 2029 (the "1.625% 2029 Senior Notes") (1)	822	727
3.375% senior notes due June 2030 (the "3.375% 2030 Senior Notes") (1)	300	300
3.50% senior notes due November 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes") (1)	250	250
5.550% senior notes due November 2035 (the "5.550% 2035 Senior Notes") (1)	600	—
2.875% senior notes due August 2041 (the "2.875% 2041 Senior Notes") (1)	350	350
5.00% senior notes due August 2046 (the "5.00% 2046 Senior Notes") (1)	700	700
4.375% senior notes due November 2047 (the "4.375% 2047 Senior Notes") (1)	500	500
3.125% senior notes due August 2051 (the "3.125% 2051 Senior Notes") (1)	600	600
6.375% senior notes due November 2055 (the "6.375% 2055 Senior Notes") (1)	600	—
3.375% senior notes due August 2061 (the "3.375% 2061 Senior Notes") (1)	450	450
Term loans due March 2026	1	7
Long-term debt, principal amount	5,680	4,645
Less:
Unamortized discount and debt issuance costs	96	83
Long-term debt, carrying value	5,584	4,562
Less:
3.60% 2026 Senior Notes	496	—
Current portion of long-term debt	1	6
Long-term debt, carrying value, net of current portion	$5,087	$4,556
______________________________
(1)    The par call dates for these Senior Notes are between three to six months prior to the respective maturity dates, except for the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes for which the par call date is November 2027.
(2)    Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent. The interest rate on the waste disposal revenue bonds at December 31, 2025 was 2.48%.
Credit Agreement
On June 9, 2022, the Company entered into a $1,500 revolving credit facility that is scheduled to mature on June 9, 2027 (the "Credit Agreement") and, in connection therewith, terminated the Company's then existing revolving credit agreement. The Credit Agreement bears interest at either (a) Adjusted Term SOFR (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contains certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant. As of December 31, 2025, the Company was in compliance with the total leverage ratio financial maintenance covenant. The Credit Agreement also contains certain events of default and, if and for so long as certain events of default have occurred and are continuing, any overdue amounts outstanding under the Credit Agreement will accrue interest at an increased rate, the lenders can terminate their commitments to lend thereunder and payments of any outstanding amounts thereunder could be accelerated by the lenders. None of the Company's subsidiaries are required to guarantee the obligations of the Company under the Credit Agreement.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
As of December 31, 2025, the Company had no borrowings and no letters of credit outstanding, and had borrowing availability of $1,500, under the Credit Agreement.
As of December 31, 2025, the Company had $45 standby letters of credit, made in the ordinary course of business.
5.550% Senior Notes due 2035
On November 6, 2025, the Company completed the registered public offering of $600 aggregate principal amount of the 5.550% 2035 Senior Notes. The 5.550% 2035 Senior Notes accrue interest from November 6, 2025 and will be payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2026.
6.375% Senior Notes due 2055
On November 6, 2025, the Company completed the registered public offering of $600 aggregate principal amount of the 6.375% 2055 Senior Notes. The 6.375% 2055 Senior Notes accrue interest from November 6, 2025 and will be payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2026.
3.60% Senior Notes due 2026
In August 2016, the Company issued $750 aggregate principal amount of the 3.60% 2026 Senior Notes. On November 12, 2025, the Company repurchased $254 aggregate principal amount of the outstanding 3.60% 2026 Senior Notes pursuant to a tender offer at a price equal to 99.63% of the principal amount of the notes plus accrued and unpaid interest thereon. The remaining outstanding balance of the 3.60% 2026 Senior Notes is reflected as current portion of the long-term debt on the consolidated balance sheet at December 31, 2025.
As of December 31, 2025, the Company was in compliance with all of its long-term debt covenants.
The weighted average interest rate on all long-term debt was 3.9% at December 31, 2025 and 3.4% at December 31, 2024. Unamortized debt issuance costs on long-term debt were $42 and $32 at December 31, 2025 and 2024, respectively.
Aggregate scheduled maturities of long-term debt during the next five years consist of $497 in 2026, $11 in 2027, $822 in 2029 and $300 in 2030. There are no other scheduled maturities of debt in 2026 through 2030.
11. Stockholders' Equity
The Company's Board of Directors has declared regular quarterly dividends to holders of its common stock aggregating $272, $264 and $221 for the years ended December 31, 2025, 2024 and 2023, respectively.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Stock Repurchase Program
In November 2014, the Company's Board of Directors approved a $250 share repurchase program (the "2014 Program"). In November 2015, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. In August 2018, the Company's Board of Directors approved the expansion of the 2014 Program by an additional $150. In August 2022, the Company's Board of Directors approved the further expansion of the existing 2014 Program by an additional $500. During the year ended December 31, 2025, 725,652 shares of the Company's common stock were repurchased for an aggregate purchase price of $63 under the 2014 Program. The number of shares repurchased by the Company under the 2014 Program was 725,652, 480,081 and 211,294 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had repurchased a total of 9,928,283 shares of its common stock for an aggregate purchase price of approximately $697.
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
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Available-for-sale Securities, Net of Tax	Total
Balances at December 31, 2022	$52	$(141)	$—	$(89)
Net other comprehensive income (loss) attributable to Westlake Corporation	(48)	39	—	(9)
Balances at December 31, 2023	4	(102)	—	(98)
Net other comprehensive income (loss) attributable to Westlake Corporation	50	(96)	—	(46)
Balances at December 31, 2024	54	(198)	—	(144)
Other comprehensive income (loss) before reclassifications	(34)	73	1	40
Amounts reclassified from accumulated other comprehensive income (loss)	24	—	—	24
Net other comprehensive income (loss) attributable to Westlake Corporation	(10)	73	1	64
Balances at December 31, 2025	$44	$(125)	$1	$(80)
The amount of $24, net of tax of $8, represents a realized gain on settlement of a portion of pension benefits liability in 2025.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
13. Employee Benefits
Defined Contribution Plans
U.S. Plans
The Company has a defined contribution savings plan covering eligible U.S. regular full-time and part-time employees, whereby eligible employees may elect to contribute up to 100% of their annual eligible compensation, subject to an annual plan limit in line with the annual elective contribution limit as determined by the Internal Revenue Service. The Company matches its employee's contribution up to a certain percentage of such employee's compensation, per the terms of the plan. The Company may, at its discretion and per the terms of the plan, make an additional non-matching contribution in an amount as the Board of Directors may determine. For the years ended December 31, 2025, 2024 and 2023, the Company recorded approximately $39, $39 and $36, respectively, to expense for these contributions.
Further, within the plan, the Company also makes an annual retirement contribution to substantially all employees of certain subsidiaries. The Company's contributions to the plan are determined as a percentage of employees' pay. For the years ended December 31, 2025, 2024 and 2023, the Company charged approximately $61, $63 and $48, respectively, to expense for these contributions.
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
Defined Benefit Plans
U.S. Plans
The Company has noncontributory defined benefit pension plans that cover certain eligible salaried and wage employees of certain subsidiaries. However, eligibility and benefits for the Company's plans have been frozen. Benefits for salaried employees under these plans are based primarily on years of service and employees' pay before the freeze date and benefits for hourly wage employees are based upon years of service and a fixed amount determined at the time when benefits were frozen. The Company recognizes the years of service prior to the Company's acquisition of the subsidiary's facilities for purposes of determining eligibility and benefit levels for certain employees of the subsidiary. The annual measurement date for these plans is December 31.
Non-U.S. Plans
The Company has defined benefit pension plans covering current and former employees associated with the Company's operations. Several non-U.S. pension plans are unfunded and have no plan assets. These pension plans are closed to new participants. Benefits for employees for these plans are based primarily on employees' pay near retirement. The annual measurement date for the non-U.S. plans is December 31.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Details of the changes in benefit obligations, plan assets and funded status of the Company's pension plans are as follows:

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation
Benefit obligation, beginning of year	$464	$554	$494	$629
Service cost	3	4	4	4
Administrative expenses paid	(3)	—	(4)	—
Interest cost	23	20	23	19
Actuarial loss (gain)	6	(52)	(14)	(34)
Benefits paid	(38)	(26)	(39)	(23)
Plan amendments	—	—	—	—
Curtailments	—	(5)	—	—
Settlements (1)	(148)	(2)	—	(5)
Foreign exchange effects	—	68	—	(36)
Benefit obligation, end of year	$307	$561	$464	$554

Change in plan assets
Fair value of plan assets, beginning of year	$417	$378	$427	$391
Actual return	54	(27)	31	22
Employer contribution	3	18	2	16
Benefits paid	(38)	(26)	(39)	(23)
Administrative expenses paid	(3)	—	(4)	—
Settlements (1)	(148)	(2)	—	(5)
Foreign exchange effects	—	46	—	(23)
Fair value of plan assets, end of year	$285	$387	$417	$378
Funded status, end of year	$(22)	$(174)	$(47)	$(176)
______________________________
(1)During 2025, the Company settled a portion of its U.S Plan's pension obligations, in the amount of $148 collectively, through an annuity purchase and one-time lump sum payments. The annuity purchase, funded with the pension plan assets, settled obligations relating to certain eligible retirees through the purchase of a third-party group annuity contract from an insurance company in November 2025 for $146. The collective one-time lump sum payments for eligible participants throughout the 2025 calendar year totaled $2. This settlement resulted in a non-cash pension settlement gain of $32, reflected in other income, net, primarily related to the accelerated recognition of actuarial gain included in accumulated other comprehensive income (loss).
The actuarial loss (gain) in the benefit obligation for the periods presented is primarily driven by discount rate assumption changes.

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the consolidated balance sheet at December 31
Noncurrent assets	$—	$73	$—	$65
Current liabilities	(2)	(13)	(2)	(11)
Noncurrent liabilities	(20)	(234)	(45)	(230)
Net amount recognized	$(22)	$(174)	$(47)	$(176)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in accumulated other comprehensive income (loss)
Net loss (gain)	$(64)	$9	$(79)	$23
Prior service credit	(1)	(3)	(1)	(3)
Total before tax (1)	$(65)	$6	$(80)	$20
______________________________
(1)After-tax totals for pension benefits were a gain of $40 and of $44 for 2025 and 2024, respectively, and are reflected in stockholders' equity as accumulated other comprehensive income (loss).
In the U.S., the Pension Protection Act of 2006 (the "Pension Protection Act") established a relationship between a qualified pension plan's funded status and the actual benefits that can be provided. Restrictions on plan benefits and additional funding and notice requirements are imposed when a plan's funded status is less than certain threshold levels. For the 2025 plan year, the funded status for the Company's U.S. pension plans are above 80% and, as such, are exempt from the Pension Protection Act's benefit restrictions.
Pension plans with an accumulated benefit obligation in excess of plan assets at December 31 are as follows:

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$(307)	$(248)	$(464)	$(241)
Accumulated benefit obligation	(307)	(246)	(464)	(239)
Fair value of plan assets	(285)	—	417	—

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The following table provides the components of net periodic benefit costs, other changes in plan assets and benefit obligation recognized in other comprehensive income.

	Year Ended December 31,
	2025		2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of net periodic benefit cost
Service cost	$3	$4	$4	$4	$4	$4
Interest cost	23	20	23	19	24	19
Expected return on plan assets	(27)	(16)	(28)	(15)	(26)	(12)
Net amortization	(5)	—	(3)	1	(1)	(2)
Settlement gain	(32)	—	—	—	—	—
Net periodic benefit cost (gain)	$(38)	$8	$(4)	$9	$1	$9

Other changes in plan assets and benefit obligation recognized in other comprehensive income (OCI)
Net loss (gain) emerging	$(22)	$(15)	$(16)	$(41)	$(36)	$74
Amortization of prior service credit	—	—	—	1	1	—
Amortization of net gain (loss)	5	—	3	(2)	—	2
Settlement benefits	32	—	—	—	—	—
Foreign exchange effects	—	3	—	(1)	—	1
Total recognized in OCI	$15	$(12)	$(13)	$(43)	$(35)	$77
Total net periodic benefit cost and OCI	$(23)	$(4)	$(17)	$(34)	$(34)	$86
The estimated prior service credit and net gain for the defined benefit plans to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2026 are expected to be $1 and $7, respectively.
The weighted-average assumptions used to determine pension plan obligations and net periodic benefit costs for the plans are as follows:

	2025		2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	5.2%	4.2%	5.5%	3.5%	5.0%	3.2%
Rate of compensation increase	—%	3.0%	—%	3.0%	—%	3.1%
Weighted average assumptions used to determine net periodic benefit costs for years ended December 31
Discount rate for benefit obligations	5.5%	3.5%	5.0%	3.2%	4.9%	3.7%
Discount rate for service cost	5.4%	3.7%	5.0%	3.6%	5.0%	3.8%
Discount rate for interest cost	5.2%	3.5%	5.0%	3.2%	4.8%	3.7%
Expected return on plan assets	7.0%	4.0%	7.0%	4.0%	6.5%	3.3%
Rate of compensation increase	—%	3.0%	—%	3.1%	—%	2.9%
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
Equity securities primarily include investments in large-cap and small-cap companies located in the U.S. and international developed and emerging markets stocks. Fixed income securities are comprised of investment grade bonds, including U.S. Treasuries and U.S. and non-U.S. corporate bonds of companies from diversified industries. These bonds also include longer duration securities to reduce funding volatility and reduce the asset/liability mismatch in terms of interest rate sensitivity. The U.S. pension fund investment policy allows a discretionary range in various asset classes within the asset allocation model of up to 20%. The Company does not believe that there are significant concentrations of risk in the pension plan assets due to its strategy of asset diversification. At December 31, 2025, plan assets did not include direct ownership of the Company's common stock.
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
The investments in the collective trust and mutual funds are valued using a market approach based on the net asset value of units held. The fair values of the Company's plan assets at December 31, by asset category, are as follows:

	2025
	U.S. Plans				Non-U.S. Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and common stock:
Cash and cash equivalents	$—	$—	$—	$—	$6	$—	$—	$6
Collective investment trust and mutual funds—Equity securities:
Large-cap funds (1)	21	76	—	97	—	2	—	2
Small-cap funds (2)	—	7	—	7	—		—	—
International funds (3)	29	14	—	43	—	76	—	76
Collective investment trust and mutual funds—Fixed income:
Bond funds (4)	7	124	—	131	—	296	—	296
Short-term investment funds	—	7	—	7	—	—	—	—
Group insurance contract	—	—	—	—	—	—	7	7
	$57	$228	$—	$285	$6	$374	$7	$387

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
(3)Substantially all these assets of the U.S. Plans' funds are invested in international companies in developed markets (excluding the U.S.), and the remainder of the assets of these funds is invested in cash reserves. The assets of the non-U.S. Plans' funds are primarily invested in diversified global equities, real estate and private equities.
(4)These assets of the U.S. Plans' funds represent investment grade bonds of U.S. issuers, including U.S. Treasury notes. The assets of the non-U.S. Plans represent fixed income funds that are primarily invested in international government bonds and mortgage funds.
The Company's funding policy for its U.S. plans is consistent with the minimum funding requirements of federal law and regulations. Based on preliminary estimates, the Company expects to make contributions of approximately $10 and $5 for the U.S. and Non-U.S. pension plans, respectively, in 2026.
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
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

Pension Benefits
Estimated future benefit payments:
Year 1	$58
Year 2	57
Year 3	56
Year 4	55
Year 5	56
Years 6 to 10	275

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
14. Stock-Based Compensation
Under the Westlake Corporation 2013 Omnibus Incentive Plan (as amended and restated in 2023, the "2013 Plan"), all employees and non-employee directors of the Company, as well as certain individuals who have agreed to become the Company's employees, are eligible for awards. Shares of common stock may be issued as authorized in the 2013 Plan. At the discretion of the administrator of the 2013 Plan, employees and non-employee directors may be granted awards in the form of stock options, stock appreciation rights, stock awards, restricted stock units or cash awards (any of which may be a performance award). Outstanding stock option awards have a 10-year term and vest ratably on an annual basis over a three-year period. Outstanding restricted stock units and performance stock units vest at the end of a one to five-year period. In accordance with accounting guidance related to share-based payments, stock-based compensation expense for all stock-based compensation awards is based on estimated grant-date fair value. The Company recognizes these stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award for only those shares expected to vest. For the years ended December 31, 2025, 2024 and 2023, the total recognized stock-based compensation expense related to equity awards issued under the 2013 Plan was $42, $41 and $40, respectively.
Option activity and changes during the year ended December 31, 2025 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,088,507	$96.31
Granted	260,834	110.15
Exercised	(85,492)	45.06
Cancelled	(48,592)	120.57
Outstanding at December 31, 2025	1,215,257	$101.91	6.0	$2
Exercisable at December 31, 2025	829,130	$93.10	4.7	$2
For options outstanding at December 31, 2025, the options had the following range of exercise prices:

Range of Prices	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$44.42 - $65.81	242,037	3.1
$79.83 - $86.54	219,531	4.3
$107.75 - $108.12	208,932	5.0
$110.15 - $110.15	233,222	9.1
$122.65 - $144.49	311,535	7.6
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. This amount changes based on the fair market value of the Company's common stock. For the years ended December 31, 2025, 2024 and 2023, the total intrinsic value of options exercised was $3, $9 and $34, respectively.
As of December 31, 2025, $9 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years. Income tax benefits of $1, $2 and $4 were realized from the exercise of stock options during the years ended December 31, 2025, 2024 and 2023, respectively.

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

	Stock Option Grants
	Year Ended December 31,
	2025	2024	2023
Weighted average fair value	$36.52	$52.17	$44.91
Risk-free interest rate	4.3%	4.3%	4.0%
Expected life in years	5	5	5
Expected volatility	37.3%	38.4%	39.1%
Expected dividend yield	1.9%	1.2%	1.1%
Non-vested restricted stock units as of December 31, 2025 and changes during the year ended December 31, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nov-vested at December 31, 2024	591,204	$121.70
Granted	290,064	104.31
Vested	(210,522)	104.57
Forfeited	(63,299)	120.30
Nov-vested at December 31, 2025	607,447	$119.35
As of December 31, 2025, there was $32 of unrecognized stock-based compensation expense related to non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $23, $30 and $28, respectively.
Performance stock unit payout is based on the greater of the average annual economic-value added results for the Company (equal to net operating profit after tax less a capital charge based upon the weighted average cost of capital) and relative total shareholder return as compared to a peer group of companies. The units have payouts that range from zero to 200 percent of the target award.
Non-vested performance stock units as of December 31, 2025 and changes during the year ended December 31, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nov-vested at December 31, 2024	186,482	$166.47
Granted	86,723	118.12
Vested	(61,314)	147.98
Forfeited	(19,782)	149.67
Nov-vested at December 31, 2025	192,109	$152.27
As of December 31, 2025, there was $12 of unrecognized stock-based compensation expense related to non-vested performance stock units. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of performance stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $7, $10 and $13, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The Company used a Monte Carlo simulation model to value the performance stock units on the grant date. The expected term is based on the three-year performance period. The table below presents the assumptions used in determining grant date fair value. Volatility was calculated using historical trends of the Company's common stock price.

	Performance Stock Units
	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.2%	4.5%	4.4%
Expected life in years	2.86	2.88	2.87
Expected volatility of Westlake Corporation common stock	31.6%	33.8%	40.8%
Expected volatility of peer companies	24.7% - 53.2%	25.9% - 46.4%	26.6% - 53.2%
Average correlation coefficient of peer companies	0.58	0.60	0.61
Grant date fair value	$118.12	$183.39	$167.76
Westlake Chemical Partners LP Awards
The Company's wholly-owned subsidiary and the general partner of Westlake Partners, Westlake Chemical Partners GP LLC ("Westlake Partners GP"), maintains a unit-based compensation plan for directors and employees of Westlake Partners GP and Westlake Partners.
The Westlake Partners 2014 Long-term Incentive Plan ("Westlake Partners 2014 Plan") permits various types of equity awards including but not limited to grants of phantom units and restricted units. Awards granted under the Westlake Partners 2014 Plan may be settled with Westlake Partners units or in cash or a combination thereof. Compensation expense for these awards was not material to the Company's consolidated financial statements for the years ended December 31, 2025, 2024 and 2023.
15. Fair Value Measurements
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the Company's consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Company's long-term debt at December 31, 2025 and 2024 are summarized in the table below. The Company's long-term debt instruments are publicly-traded. A market approach, based upon quotes from financial reporting services, is used to measure the fair value of the Company's long-term debt. Because the Company's long-term debt instruments may not be actively traded, the inputs used to measure the fair value of the Company's long-term debt are classified as Level 2 inputs within the fair value hierarchy.

	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Debt	$5,584	$4,873	$4,562	$3,836

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
16. Income Taxes
The components of income before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(1,455)	$855	$923
Foreign	(142)	83	(223)
	$(1,597)	$938	$700
The Company's provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(16)	$215	$229
State	3	24	26
Foreign	64	87	98
Total current	51	326	353
Deferred
Federal	(150)	(58)	(82)
State	(6)	35	(31)
Foreign	(21)	(12)	(62)
Total deferred	(177)	(35)	(175)
Total provision for (benefit from) income taxes	$(126)	$291	$178
The Company adopted ASU 2023-09 in the 2025 annual period and applied this standard prospectively. The adoption of this ASU resulted in additional income tax disclosures. A reconciliation of taxes computed at the statutory rate to the Company's income tax expense (benefit) is as follows:

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory income tax rate	$(335)	21.0%
State and local income tax, net of federal income tax effect	(2)	0.1%
Foreign tax effects
Canada
Provincial taxes	23	(1.4)%
Other Canada	(9)	0.6%
Netherlands
Changes in valuation allowance	79	(4.9)%
Other Netherlands	(15)	0.9%
Other foreign jurisdictions	(1)	0.1%
Tax credits	(14)	0.9%
Nontaxable and nondeductible items
Goodwill impairment	151	(9.5)%
Other	1	(0.1)%
Worldwide changes in unrecognized tax benefits	1	(0.1)%
Other adjustments
Noncontrolling interest	(6)	0.4%
Other	1	(0.1)%
Effective Tax Rate	$(126)	7.9%

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
In the 2025 annual period, state and local income taxes in Louisiana and Mississippi comprise the majority of the state and local income taxes, net of federal income tax effect category.
The comparative periods are presented based on the prior guidance. A reconciliation of taxes computed at the statutory rate to the Company's income tax expense is as follows:

	Year Ended December 31,
	2024	2023
Provision for federal income tax, at statutory rate	$197	$148
State income tax provision, net of federal income tax effect	6	7
Foreign income tax rate differential	7	(15)
Noncontrolling interests	(9)	(7)
Change in valuation allowance	62	76
U.S. federal research and development credits	(16)	(54)
Uncertain Income Tax Positions	9	14
Goodwill impairment	—	26
Change in state apportionment and tax rates	45	(6)
Other, net	(10)	(11)
Total income tax expense	$291	$178

The Company's income taxes paid is presented in accordance with ASU 2023-09 and the standard is applied prospectively. The income taxes paid, net of refunds received, is as follows:

Year Ended December 31, 2025
US federal	$19
US state and local	8
Foreign
Canada	53
Taiwan	6
Korea	6
Other	12
77
Income Taxes Paid, net of Refunds Received	$104

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The tax effects of the principal temporary differences between financial reporting and income tax reporting at December 31 are as follows:

	2025	2024
Net operating loss carryforward	$524	$230
Credit carryforward	30	28
Operating lease liabilities	202	202
Accruals	106	110
Pension	20	42
Inventories	39	36
Research and experimental expenditures	112	154
Other	87	36
Deferred taxes assets—total	1,120	838
Property, plant and equipment	(1,242)	(1,259)
Intangibles	(247)	(226)
Operating lease right-of-use asset	(195)	(191)
Turnaround costs	(52)	(53)
Consolidated partnerships	(165)	(202)
Equity method investments	(224)	(236)
Other	(33)	(29)
Deferred tax liabilities—total	(2,158)	(2,196)
Valuation allowance	(298)	(170)
Total net deferred tax liabilities	$(1,336)	$(1,528)

Balance sheet classifications
Noncurrent deferred tax asset	$7	$25
Noncurrent deferred tax liability	(1,343)	(1,553)
Total net deferred tax liabilities	$(1,336)	$(1,528)
At December 31, 2025, the Company had federal, foreign and state net operating loss carryforwards ("NOLs") of approximately $611, $1,228 and $1,683, respectively. The $611 of federal NOLs do not expire. Of the $1,228 of foreign NOLs, $1,186 do not expire and $42 expire in varying amounts between 2026 and 2030. Of the $1,683 of state NOLs, $970 do not expire and $713 expire in varying amounts between 2026 and 2045. The utilization of federal NOLs and certain foreign and state NOLs are subject to annual limitations. On December 31, 2025, the Company had various federal and state credit carryforwards of $2 and $28, respectively, of which $16 do not expire and $14 expire in varying amounts between 2026 and 2040. Management believes the Company will realize the benefit of a portion of the net operating loss and credit carryforwards before they expire, but to the extent that the full benefit may not be realized, a valuation allowance has been recorded. The valuation allowance increased by $128 primarily due to various states' net operating loss and credit carryforwards and net operating loss carryforwards generated from continuing operations of Westlake's base epoxy resin business in the Netherlands are not expected to be realized.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The following table summarizes the changes in the valuation allowance:

	Year Ended December 31
	2025	2024	2023
Valuation allowance, beginning of year	$170	$118	$47
Additional allowances	128	55	94
Reversals & other changes	—	(3)	(23)
Valuation allowance, end of year	$298	$170	$118
The following table presents a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Year Ended December 31
	2025	2024	2023
Gross unrecognized tax benefits, beginning of year	$42	$35	$24
Additions for tax positions of current year	3	7	6
Additions for tax positions of prior years	1	1	15
Reductions for tax positions of prior years	(1)	—	(10)
Lapse of statute of limitations	(3)	(1)	—
Gross unrecognized tax benefits, end of year	$42	$42	$35
The Company's total gross unrecognized tax benefits were $42, $42 and $35 as of December 31, 2025, 2024 and 2023, respectively. If recognized, the majority of the gross unrecognized tax benefit would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits accrued at the end of each respective period were $6, $4, and $3. The potential changes, ultimate resolution and timing of payment for remaining matters continue to be uncertain.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to examinations by tax authorities before the year 2017.
On October 8, 2021, the Organization for Economic Co-operation and Development (the "OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting released a statement indicating that its members had agreed to a Two Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy. Pillar One aims to reallocate a taxpayer's residual profits to the market jurisdictions with which the taxpayer has a nexus. Pillar One targets multinational companies with global annual revenue exceeding €20 billion and profit-to-revenue ratio of more than 10%. Based on the current threshold requirements, the Company does not expect to be subject to Pillar One. Pillar Two aims to establish a minimum global tax rate of 15%, assessed through a top-up tax imposed on a country-by-country basis. The impacts of Pillar Two have been recorded since 2024, the first year in which the rules take effect and are immaterial to the Company. The Company continues to closely monitor and evaluate Pillar Two developments, including the January 5th OECD guidance introducing a Side-by-Side Safe Harbor applicable to U.S. parented groups. The guidance also introduced several other new Safe Harbors and extended the Country-by-Country Safe Harbor.
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

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Westlake Corporation	$(1,508)	$602	$479
Less:
Net income (loss) attributable to participating securities	(7)	3	3
Net income (loss) attributable to common stockholders	$(1,501)	$599	$476
The following table reconciles the denominator for the basic and diluted earnings per share computations shown in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Weighted average common shares—basic	128,260,331	128,535,226	127,806,317
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	—	671,696	792,124
Weighted average common shares—diluted	128,260,331	129,206,922	128,598,441

Earnings per common share attributable to Westlake Corporation
Basic	$(11.70)	$4.66	$3.73
Diluted	$(11.70)	$4.64	$3.70
Excluded from the computation of diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 are options to purchase 920,880, 275,024 and 263,131 shares of common stock, respectively. Performance stock units assumed vesting of 167,030 for the year ended December 31, 2025 is also excluded. These options and performance stock units were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends per common share for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Dividends per common share	$2.1100	$2.0500	$1.7140

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
18. Supplemental Information
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
The total contract liabilities, primarily included in other liabilities on the balance sheet, were as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1,	$62	$52	$42
Revenues recognized that were included in the contract liability balances at the beginning of the period	(5)	(5)	(5)
Increases due to cash received and due, excluding amounts recognized as revenues during the period	90	15	15
Balance at December 31,	$147	$62	$52
As of December 31, 2025, the remaining performance obligations were $187, representing the fixed components of the transaction price, expected to be recognized over the remaining term of the Company's revenue contracts.
Asset Retirement Obligations
The asset retirement obligations activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance, January 1,	$81	$40	$31
Liabilities incurred	152	25	3
Liabilities settled	(59)	(7)	(2)
Accretion expense	1	3	1
Revisions of previous estimates	13	21	7
Effects of exchange rate changes	6	(1)	—
Ending balance, December 31,	$194	$81	$40
Recorded as accrued and other liabilities	$119	$39	$3
Recorded as other liabilities	$75	$42	$37
Warranty Costs
The warranty liabilities activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance, January 1,	$73	$69	$58
Warranty provisions	35	19	24
Warranty claims paid	(27)	(15)	(13)
Ending balance, December 31,	$81	$73	$69
Accrued and Other Liabilities
Accrued and other liabilities were $1,490 and $1,362 at December 31, 2025 and 2024, respectively. Accrued rebates and accrued operating lease liability, which are components of accrued and other liabilities, were $225 and $138 at December 31, 2025 and $232 and $128 at December 31, 2024, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $31 and $26 at December 31, 2025 and 2024, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $128, $157, and $184 at December 31, 2025, 2024, and 2023, respectively.
Restructuring, Transaction and Integration-related Costs
For the years ended December 31, 2025, 2024 and 2023, the restructuring, transaction and integration-related costs were $640, $91 and $28, respectively. The costs in 2025 primarily consisted of North American chlorovinyls and Styrene plants closure costs of $386, Pernis plant closure costs of $232, and Huasu PVC unit closure costs of $9. The restructuring, transaction and integration-related costs in 2024 were primarily related to Pernis plant mothballing costs of $75. The restructuring, transaction and integration-related costs in 2023 were primarily related to plant closures resulting from the Company's manufacturing footprint optimization efforts.
Pernis Facility Closure
In July 2024, the Company approved a plan to mothball the AC and ECH units at the Pernis facility and recognized charges of approximately $75 related to mothballing of the AC and ECH units in the third quarter of 2024. The Company continued to operate the liquid and solid epoxy resin ("LER/SER") and bisphenol A ("BPA") units at the Pernis facility through June 2025. In June 2025, due to the continued deterioration of the Company's commodity epoxy business in Europe, the Company revised the original mothballing plan and approved a plan to close and cease all the remaining operations at its Pernis facility including the LER/SER and BPA units. The Company ceased the BPA unit operations in June 2025 and ceased the LER/SER unit operations in October 2025.
The total costs recognized during the twelve months ended December 31, 2025 of $247 consisted of charges for asset retirement obligations of $98, employee severance and separation costs of $23 and contract termination and other plant closure costs of $111 that are included in the restructuring, transaction and integration-related costs, and the write-down of inventory of $15 that is included in the cost of sales in the Company's consolidated statements of operations and Performance and Essential Materials segment operating results. The contract termination costs include liquidated damages, costs for services without future economic benefits, leases, and other costs associated with the plant shutdown. The Company expects to recognize additional charges related to other plant shutdown costs of $3 and severance and separation costs of $7 in future periods in connection with the closures. The Company expects to complete the closure plan in 2030. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.
The following table sets forth the asset write-downs and the accrual activity related to the closure of the Pernis facility included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets and the cumulative charges recognized:

	Asset Write-offs	Asset Retirement Obligations	Severance and Separation Costs	Contract Termination and Other Costs	Total
2024 charges and change in estimates	$—	$24	$4	$47	$75
Foreign currency translation		(1)	—	(3)	(4)
Balances at December 31, 2024	—	23	4	44	71
2025 charges and change in estimates	15	98	23	111	247
Cash paid	—	(26)	(3)	(60)	(89)
Inventory write-downs	(15)	—	—	—	(15)
Foreign currency translation	—	4	1	7	12
Balance at December 31, 2025	$—	$99	$25	$102	$226
Cumulative charges recognized as of December 31, 2025	$15	$122	$27	$158	$322

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Certain Chlorovinyls Facilities and Styrene Facility Closures
In December 2025, the Company approved a plan to cease operation of certain of the Company's North American chlorovinyls production facilities, including (i) its polyvinyl chloride ("PVC") plant at the Aberdeen, Mississippi facility, which had an annual capacity of approximately 1 billion pounds of suspension PVC, (ii) its vinyl chloride monomer ("VCM") plant at the Lake Charles, Louisiana North facilities, which had an annual capacity of approximately 910 million pounds of VCM, and (iii) one of its diaphragm chlor-alkali units at the Lake Charles, Louisiana South facilities, which had an annual capacity of approximately 825 million pounds of chlorine and 910 million pounds of caustic soda, as well as (iv) Company's styrene production plant located at the Lake Charles, Louisiana facilities, which had an annual production capacity of approximately 570 million pounds of styrene. The total costs recognized by the Company and reflected in the consolidated statement of operations and Performance and Essential Materials segment operating results in 2025 as a result of these closures was $393, of which $386 was included in the restructuring, transaction and integration-related costs and $7 related to a write-down of inventory was included in the cost of sales in the consolidated statements of operations. The total cost included a non-cash charge of $317, representing accelerated depreciation, accelerated amortization and asset write-offs. The Company expects to recognize additional charges related to severance and separation costs of $4 and other plant shutdown costs of $21 in future periods in connection with these closures. The Company expects to complete the closure plan for such facilities in 2027. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.
The following table sets forth the asset write-downs, accelerated depreciation and amortization, and the accrual activity related to the closure of the Chlorovinyls and Styrene facilities included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets:

	Assets Write-offs	Accelerated Depreciation and Amortization	Asset Retirement Obligations	Severance and Separation Costs	Other Plant Shutdown Costs	Total
2025 charges	$30	$287	$52	$17	$7	$393
Property, plant and equipment	(23)	(259)	—	—	—	(282)
Other assets	—	(28)	—	—	—	(28)
Inventory write-downs	(7)	—	—	—	—	(7)
Balance at December 31, 2025	$—	$—	$52	$17	$7	$76
Other Income, Net
For the year ended December 31, 2025, other income, net included interest income, pension gain and income from unconsolidated subsidiaries of $100, $32 and $16, respectively. For the year ended December 31, 2024, other income, net included interest income, proceeds from a sale of land and income from unconsolidated subsidiaries of $153, $19 and $18, respectively. For the year ended December 31, 2023, other income, net included interest income, insurance recoveries and income from unconsolidated subsidiaries of $104, $28 and $19, respectively.
Operating Lease Supplemental Cash Flow
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Operating cash flows from operating leases (1)	$177	$154	$139
Right-of-use assets obtained in exchange for operating lease obligations	141	246	240
______________________________
(1)    Includes cash paid for amounts included in the measurement of operating lease liabilities recorded in the consolidated balance sheets.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Cash Flow Information

	Year Ended December 31,
	2025	2024	2023
Cash paid for:
Interest paid, net of interest capitalized	$157	$153	$159
Income taxes paid	104	422	421
19. Related Party and Affiliate Transactions
The Company and Lotte have a joint venture, LACC, to operate an ethylene facility with 2.2 billion pounds per year of ethylene production capacity. See Note 8 for details of the Company's transactions with LACC.
The Company leases two office spaces for management and administrative services from an affiliate of the Company's principal stockholder. For the year ended December 31, 2025, 2024 and 2023, the Company incurred lease payments of approximately $4, $4 and $3, respectively.
Cypress Interstate Pipeline L.L.C., a natural gas liquids pipeline joint venture in which the Company owns a 50% equity interest, transports natural gas liquid feedstocks to the Company's Lake Charles complex through its pipeline. The Company accounts for its investments in Cypress Interstate Pipeline L.L.C. under the equity method of accounting. The investment in Cypress Interstate Pipeline L.L.C. at December 31, 2025 and 2024 was $10 and $8, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company incurred pipeline lease service fees of approximately $20, $20 and $20, respectively, payable to this joint venture for usage of the pipeline. The amounts due to this joint venture were $2 and $1 at December 31, 2025 and 2024.
The Company owns an approximately 20% equity interest in both YNCORIS GmbH & Co. KG (formerly known as InfraServ Knapsack GmbH & Co. KG) and InfraServ Gendorf GmbH & Co. KG (collectively "Infraserv"). The Company accounts for its investments in Infraserv under the equity method of accounting. The Company has service agreements with these entities, including contracts to provide electricity, technical and leasing services to certain of the Company's production facilities in Germany. The investment in Infraserv was $56 and $52 at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company incurred charges aggregating approximately $160, $146 and $176, respectively, for these services. The amounts accrued for these related parties were approximately $26 and $23 at December 31, 2025 and 2024, respectively.
In conjunction with the Westlake Epoxy acquisition, the Company acquired 49.99% equity interest in Westlake UV Coatings (Shanghai) Co., Ltd. (formerly known as Hexion UV Coatings Co., LTD). The investment in Westlake UV Coatings (Shanghai) Co., Ltd. was $4 and $4 at December 31, 2025 and 2024, respectively. The Company accounts for its investments in Westlake UV Coatings (Shanghai) Co., Ltd. under the equity method of accounting.
Dividends received from equity method investments were $16, $20 and $18 for the years ended December 31, 2025, 2024 and 2023, respectively.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
20. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Partners to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units. Most recently, on March 29, 2019, Westlake Partners purchased an additional 4.5% newly issued limited partner interests in OpCo and completed a private placement of 2,940,818 common units. TTWF LP, the Company's principal stockholder and a related party, acquired 1,401,869 units out of the 2,940,818 common units issued in the private placement. At December 31, 2025, Westlake Partners had a 22.8% limited partner interest in OpCo, and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Partners GP, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units had been issued under this program as of December 31, 2025.
21. Commitments and Contingencies
The Company is involved in a number of legal and regulatory matters that are incidental to the normal conduct of its business, including lawsuits, investigations and claims. The outcome of these matters are inherently unpredictable. The Company believes that, in the aggregate, the outcome of all known legal and regulatory matters will not have a material adverse effect on the Company's consolidated financial statements; however, under certain circumstances, if required to recognize costs in a specific period, when combined with other factors, outcomes with respect to such matters may be material to the Company's consolidated statements of operations in such period. The Company's assessment of the potential impact of environmental matters, in particular, is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental matters, and the potential for technological and regulatory developments. In addition, the impact of evolving claims and programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs creates further uncertainty of the ultimate resolution of these matters. The Company anticipates that the resolution of many legal and regulatory matters, and in particular environmental matters, will occur over an extended period of time.
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers, and were filed on behalf of certain named plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the United States. The plaintiffs in the direct purchaser putative class and the indirect purchaser putative class sought $861 and $500, respectively, in single damages from the defendants, in addition to treble damages and attorney's fees in each case. The District Court has denied class certification for both the direct and indirect purchaser plaintiffs and the U.S. Court of Appeals for the Second Circuit denied the direct and indirect purchaser plaintiffs' petitions for leave to appeal. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements. Beginning in October 2020, similar class action proceedings were filed in Canada on behalf of all residents of Canada who purchased caustic soda or products containing caustic soda from October 1, 2015 through the present or such date deemed appropriate by the court. The plaintiff and defendants have agreed to a combined settlement, of which the Company is responsible for paying approximately $0.35. The settlement remains subject to court approval, which is scheduled to proceed in the second quarter of 2026. The Company was also named as a defendant in a July 2023 claim now pending before the U.K. Competition Appeal Tribunal alleging that the Company and other producers sought to manipulate a third-party pricing index used in pricing sales of caustic soda, in violation of English and E.U. competition laws. The plaintiff alleges damages of approximately €80 million. At this time, the Company is not able to estimate the impact that this lawsuit could have on the Company's consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Ethylene Antitrust. The Company and other ethylene consumers were the subject of a decision issued by the European Commission (Decision AT.40410 – Ethylene) on July 14, 2020 relating to the exchange of certain commercial and pricing-related information and in fixing a price element related to certain purchases of ethylene between December 2011 and March 2017 (the "European Commission Decision"). Following the decision, the Company and other ethylene consumers have been named as defendants in a series of fourteen similar lawsuits in the Netherlands and Germany by various producers and sellers of ethylene and ethylene derivatives, which generally allege that the defendants (i) conspired to lower the purchase price for ethylene and ethylene derivatives and thus (ii) caused a cartel-induced undercharge for certain ethylene and/or ethylene derivative sales to the defendants and other third parties during the period identified in the European Commission Decision and for 24 months thereafter. Certain of the lawsuits allege damages of approximately €8,738 million in the aggregate (plus statutory interest accruing from the relevant dates) while the other lawsuits seek declaratory judgments establishing that the defendants are jointly and severally liable for an unspecified amount of damages. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements.
PVC Pipe Antitrust. The Company and other manufacturers of PVC pipe and fittings have been named as defendants in ten putative class action civil lawsuits filed in Illinois between August 2024 and June 2025 and in one lawsuit in British Columbia, Canada in September 2025 which generally allege that PVC pipe and fittings manufacturers conspired with each other and an industry publication (OPIS) to fix, raise, maintain and stabilize the prices of PVC pipe and fittings in the United States and Canada, resulting in the plaintiffs paying artificially high prices for PVC pipe and fittings. The plaintiffs in these cases assert violations of various U.S. federal and state competition and consumer protection laws and Canadian competition and common laws, and seek relief including injunctive relief, damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. In October 2025, the U.S. Department of Justice intervened and was granted a partial stay of discovery in the U.S. litigation for six months due to its ongoing antitrust investigation of manufacturers of PVC pipe and others. A class certification hearing has not yet been scheduled in the British Columbia proceeding. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements.
Brazilian Contractual Indemnification Lawsuit. In July 2012, PPG Industries, Inc. ("PPG") entered into an agreement to separate various assets and liabilities of its commodity chemicals business, which were transferred to a subsidiary of Eagle Spinco, Inc., a wholly owned subsidiary of PPG ("Eagle Spinco"). Eagle Spinco is currently a wholly owned indirect subsidiary of the Company. In May 2024, a trial court in Manaus, Brazil issued a decision awarding damages to Brazilian company Di Gregorio Navegacao, Ltda ("Di Gregorio") in a lawsuit filed by Di Gregorio against PPG relating to an explosion on November 9, 1998 that destroyed the M/V DG Harmony and her cargo, which included PPG-owned calcium hypochlorite (the "Di Gregorio Lawsuit"). The decision awarded damages to Di Gregorio in the approximate amount of R$550 million (Brazilian real), plus a monetary adjustment and interest accruing from April 3, 2006, as well as 20% for legal fees. PPG appealed the trial court's decision and the Amazonas Court of Appeals issued a decision affirming in part the trial court's decision. In November 2025, PPG filed a subsequent special appeal to Brazil's Superior Court of Justice, which is pending. In June 2024, PPG filed a lawsuit against the Company in Delaware Chancery Court asserting that the Company is responsible for any judgment in the Di Gregorio Lawsuit. The Company has asserted counterclaims against PPG seeking a declaration that the Di Gregorio Lawsuit is indemnifiable and that if PPG seeks reimbursement for any losses related to the Di Gregorio Lawsuit, it must assign to Eagle Spinco its rights to relevant insurance proceeds. At this time, the Company is not able to estimate the impact that the Delaware lawsuit and Eagle Spinco's contractual obligations related to the lawsuit could have on the Company's consolidated financial statements.
Calvert City Proceedings. As the current owner of the Calvert City, Kentucky facility, the Company was named as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 along with Goodrich Corporation ("Goodrich") and its successor-in-interest, Avient Corporation ("Avient"). The allocation of liability for investigation and remediation costs at the Calvert City site is governed by a series of agreements between the Company, Goodrich and Avient. In March 2022, the Company filed a demand for arbitration seeking reimbursement for certain allocable costs incurred and which Avient has failed to pay or disputed under these agreements, and in November 2025, the Company and Avient agreed to expand the scope of the pending arbitration to include allocable costs incurred during the period between May 2017 and October 2025. Avient claims that the Company is liable for up to $39 of allocable costs from that period. At this time, the Company is not able to estimate the impact that these proceedings could have on the Company's consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
Sulphur Mines Dome. The Louisiana Department of Conservation and Energy ("LDCE", formerly known as Louisiana Department of Energy and Natural Resources) issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's salt solution-mining caverns at the Sulphur Mines Dome in Sulphur, Louisiana, which required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation. Following another pressure event in June 2024, LDCE ordered the Company to take additional measures at the brine caverns, including the construction of a dome-wide containment structure. As of December 31, 2025, the Company had accrued an estimated liability of approximately $26 in connection with monitoring wells and other remedial activities, and additional compliance costs will continue to be incurred. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements. In November 2024, Yellow Rock LLC ("Yellow Rock") filed an amended petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly withdrew and sold oil belonging to Yellow Rock and asserting claims of negligence and breach of duties by the Company in connection with the operation and maintenance of caverns at the Sulphur Mines Dome, alleging damages in excess of $100. In June 2025, Yellow Rock filed an additional petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly extracted salt and brine belonging to Yellow Rock. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements.
Environmental Contingencies and Reasonably Possible Matters. As of December 31, 2025 and December 31, 2024, the Company had accrued an estimated liability for environmental contingencies totaling approximately $69 and $72, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and, if necessary, remediation, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved for contingencies that are probable and reasonably estimable as discussed above, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $100 to $170.
Other Commitments
The Company has various unconditional purchase obligations, primarily to purchase goods and services, including commitments to purchase various utilities, feedstock, nitrogen, oxygen, product storage and pipeline usage. At December 31, 2025, unrecorded unconditional total purchase obligations were $4,468, which included approximately $1,134 in 2026, $1,067 in 2027, $675 in 2028, $314 in 2029, $274 in 2030, and $1,004 thereafter.
22. Segment and Geographic Information
Segment Information
The Company has two principal operating segments, which are the Company's reportable segments, Housing and Infrastructure Products and Performance and Essential Materials. These segments are strategic business units that each offer a variety of different materials and products. The Company manages each segment separately as each business requires different technology and marketing strategies. The operating results of each segment are reviewed by the Company's Chief Executive Officer, the chief operating decision maker ("CODM"). The CODM evaluates segment performance based on income from operations. The CODM reviews each segment's actual and forecasted income from operations to allocate resources and assess performance.
The Housing and Infrastructure Products segment manufactures and markets products including residential siding, trim and mouldings, stone, roofing, windows, outdoor living products, PVC pipe and fittings and compounds made from PVC and other polymers. As of December 31, 2025, the Company owned or leased 64 manufacturing facilities in North America, Europe and Asia. The Company's North American PVC facilities within the Performance and Essential Materials segment supply most of the PVC required for the building products and pipe and fittings plants. The raw materials for stone, roofing and accessories, windows, shutters and specialty tool products are externally purchased. PVC required for the compounds plants is either internally sourced from Company's North American or Asian facilities or externally purchased at market prices based on the location of the plants.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
The Company's Performance and Essential Materials segment manufactures and markets polyethylene, ethylene co-products, PVC, VCM, ethylene dichloride ("EDC"), chlor-alkali (chlorine and caustic soda), chlorinated derivative products and epoxy resins. The Company's ethylene production is used in the Company's polyethylene and VCM operations. In addition, the Company sells ethylene and ethylene co-products, primarily propylene, crude butadiene, pyrolysis gasoline and hydrogen, to external customers. The Company's primary North American manufacturing facilities are located in its Calvert City, Kentucky; Lake Charles, Plaquemine and Geismar, Louisiana; Longview and Deer Park, Texas; Lakeland, Florida and Argo, Illinois sites. The Company's primary European facility is located in Germany. The Company produces ethylene and polyethylene at its facilities in Lake Charles, Louisiana; Calvert City, Kentucky and Longview, Texas. The Company produces chlorine, caustic soda, VCM, EDC, PVC, hydrogen and chlorinated derivative materials at its facilities in Lake Charles, Plaquemine and Geismar, Louisiana; Calvert City, Kentucky; Natrium, West Virginia; Longview, Washington; Beauharnois, Quebec and in Germany. Epoxy resins primarily comprise of Epoxy Specialty Resins and Base Epoxy Resins and Intermediaries. Epoxy Specialty Resins are produced at manufacturing facilities in Duisburg and Esslingen in Germany; Argo and Lakeland in the United States; one plant in Spain and one plant in South Korea. Base Epoxy Resins and Intermediaries are produced at Company's plant in Deer Park, United States. In addition, the Company also has other manufacturing facilities and product development facilities in North America, Europe and Asia. Certain production facilities under the Performance and Essential Materials segment ceased operations in 2025. See Note 18 for more detailed information.
No single customer accounted for 10% or more of net sales for the years ended December 31, 2025, 2024 or 2023.
The accounting policies of the individual segments are the same as those described in Note 1.

	Year Ended December 31,
	2025	2024	2023
Net external sales
Housing and Infrastructure Products
Housing Products	$3,513	$3,644	$3,494
Infrastructure Products	635	673	718
Total Housing and Infrastructure Products	4,148	4,317	4,212
Performance and Essential Materials
Performance Materials	4,018	4,626	4,656
Essential Materials	3,004	3,199	3,680
Total Performance and Essential Materials	7,022	7,825	8,336
Total reportable segments and consolidated	$11,170	$12,142	$12,548

Intersegment sales
Performance and Essential Materials	406	484	408
Total reportable segments	$406	$484	$408

Significant segment expenses
Housing and Infrastructure Products
Raw material, energy, manufacturing and logistics costs	$2,898	$2,882	$2,873
Depreciation and amortization	154	138	132
Total cost of sales	$3,052	$3,020	$3,005
Selling, general and administrative expenses	416	410	400
Depreciation and amortization	77	75	75
Restructuring, transaction and integration-related costs	16	5	22

Performance and Essential Materials
Raw material, energy, manufacturing and logistics costs	$6,827	$6,808	$6,926
Depreciation and amortization	881	838	823
Total cost of sales	$7,708	$7,646	$7,749

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative expenses	416	394	401
Depreciation and amortization	53	54	58
Impairment of goodwill and long-lived assets	727	—	475
Restructuring, transaction and integration-related costs	624	86	2

Income (loss) from operations
Housing and Infrastructure Products	$587	$807	$710
Performance and Essential Materials	(2,100)	129	59
Total reportable segments	$(1,513)	$936	$769

Depreciation and amortization
Housing and Infrastructure Products	$231	$213	$207
Performance and Essential Materials	934	892	881
Total reportable segments	1,165	1,105	1,088
Corporate and other	13	9	9
Consolidated	$1,178	$1,114	$1,097

Other income, net
Housing and Infrastructure Products	$5	$30	$32
Performance and Essential Materials	57	65	25
Total reportable segments	62	95	57
Corporate and other	90	127	79
Consolidated	$152	$222	$136

Provision for (benefit from) income taxes
Housing and Infrastructure Products	$162	$336	$194
Performance and Essential Materials	(310)	68	(63)
Total reportable segments	(148)	404	131
Corporate and other	22	(113)	47
Consolidated	$(126)	$291	$178

Capital expenditures
Housing and Infrastructure Products	$189	$185	$164
Performance and Essential Materials	795	821	857
Total reportable segments	984	1,006	1,021
Corporate and other	11	2	13
Consolidated	$995	$1,008	$1,034
A reconciliation of total reportable segments income (loss) from operations to consolidated income (loss) before income taxes is as follows:

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)

	Year Ended December 31,
	2025	2024	2023
Total reportable segments income (loss) from operations	$(1,513)	$936	$769
Corporate and other loss from operations	(65)	(61)	(40)
Interest expense	(171)	(159)	(165)
Other income, net	152	222	136
Income (loss) before income taxes	$(1,597)	$938	$700

	December 31, 2025	December 31, 2024
Total assets
Housing and Infrastructure Products	$4,913	$4,855
Performance and Essential Materials (1)	12,091	13,151
Total reportable segments	17,004	18,006
Corporate and other	2,957	2,744
Consolidated	$19,961	$20,750
Geographic Information

	Year Ended December 31,
	2025	2024	2023
Net sales to external customers (2)
United States	$7,954	$8,751	$8,955
Foreign
Canada	777	792	808
Germany	583	594	602
Mexico	194	206	217
China	162	195	220
Brazil	153	142	215
Italy	144	145	135
France	125	120	138
Other	1,078	1,197	1,258
	$11,170	$12,142	$12,548

	December 31, 2025	December 31, 2024
Property, plant and equipment, net
United States	$7,305	$7,465
Foreign
Germany	873	766
Other	427	402
	$8,605	$8,633
______________________________
(1)Includes equity method investments of $1,062 and $1,081 as of December 31, 2025 and 2024, respectively.
(2)Net sales are attributed to countries based on location of customer.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in millions of dollars, except share amounts and per share data)
23. Subsequent Event
On January 5, 2026, Westlake acquired the global compounding solutions businesses of the ACI/Perplastic Group (collectively, "ACI") for a preliminary purchase price of approximately €92.4 million, subject to certain adjustments. ACI is a Portugal-based global manufacturer of specialty materials serving the wire and cable sectors with manufacturing locations in Portugal, Mexico, Tunisia and Romania. The purchase price accounting for ACI is incomplete as of the date of filing due to the limited time since the closing date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer) and our Executive Vice President and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Westlake's management's report on internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2025, as stated in their report that appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Except as noted below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2025.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 401(b) of Regulation S-K with respect to our executive officers is set forth in Part I of this Form 10-K.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
Securities authorized for issuance under equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,014,813	(1)	$101.91	(2)	3,396,853
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,014,813		$101.91	(2)	3,396,853
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

4.4
Tenth Supplemental Indenture (including the form of the Notes), dated as of November 29, 2017, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.5
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

4.7
Thirteenth Supplemental Indenture (including the form of Notes), dated as of June 12, 2020, between Westlake Corporation and The Bank of New Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake's Current Report on Form 8-K filed on June 12, 2020, File No. 1-32260).

4.8
Fourteenth Supplemental Indenture (including the Notes), dated as of August 19, 2021, between Westlake Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K, filed on August 19, 2021, File No. 001-32260).

4.9†	Fifteenth Supplemental Indenture (including the Notes), dated as of November 6, 2025, between Westlake Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

10.11
Form of Registration Rights Agreement between Westlake and TTWF LP (incorporated by reference to Exhibit 10.13 to Westlake's Registration Statement on Form S-1/A, filed on July 2, 2004, File No.333-115790).

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

10.16+
2015 Form of Stock Option Award Letter for Executive Officer Awards (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 6, 2015, File No. 001-32260).

10.17+
2018 Form of Stock Option Award Letter for Executive Officer Awards (incorporated by reference to Exhibit 10.21 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018, File No. 001-32260).

10.18+
2021 Form of Stock Option Award Letter for Executive Officer Awards (incorporated by reference to Exhibit 10.19 to Westlake's Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021, File No. 001-32260).

10.19+
2023 Form of Restricted Stock Unit Award Letter for Executive Officer Awards (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 3, 2023, File No. 001-32260).

10.20+
2024 Form of Stock Option Award Letter for Executive Officer Awards (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, File No. 001-32260).

10.21+
2024 Form of Performance Stock Unit Award Letter for Executive Officer Awards (incorporated by reference to Westlake's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, File No. 001-32260).

19	Westlake Corporation Insider Trading Policy (incorporated by reference to Westlake’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 25, 2025, File No. 001-32260).

21†	Subsidiaries of Westlake.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Executive Officer).

31.2†	Rule 13a-14(a) / 15d-14(a) Certification (Principal Financial Officer).

32.1††	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

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

WESTLAKE CORPORATION

Date:	February 26, 2026	/S/ JEAN-MARC GILSON
Jean-Marc Gilson, President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEAN-MARC GILSON	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Jean-Marc Gilson

/S/ M. STEVEN BENDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026
M. Steven Bender

/S/ JEFFREY A. HOLY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Jeffrey A. Holy

/S/ JAMES CHAO	Senior Chairman of the Board of Directors	February 26, 2026
James Chao

/S/ ALBERT CHAO	Executive Chairman of the Board of Directors	February 26, 2026
Albert Chao
/S/ CATHERINE T. CHAO	Director	February 26, 2026
Catherine T. Chao

/S/ DAVID T. CHAO	Director	February 26, 2026
David T. Chao

/S/ JOHN T. CHAO	Director	February 26, 2026
John T. Chao

/S/ ROGER A. CREGG	Director	February 26, 2026
Roger A. Cregg

/S/ MICHAEL J. GRAFF	Director	February 26, 2026
Michael J. Graff

/S/ KIMBERLY S. LUBEL	Director	February 26, 2026
Kimberly S. Lubel

/S/ MARK A. MCCOLLUM	Director	February 26, 2026
Mark A. McCollum

/S/ R. BRUCE NORTHCUTT	Director	February 26, 2026
R. Bruce Northcutt

/S/ CAROLYN C. SABAT	Director	February 26, 2026
Carolyn C. Sabat

/S/ JEFFREY W. SHEETS	Director	February 26, 2026
Jeffrey W. Sheets