Form 10-Q
period 2026-03-31
WESTLAKE CORP
filed 2026-05-06
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of April 29, 2026 was 128,122,944.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,271	$2,724
Available-for-sale securities	205	204
Accounts receivable, net	1,690	1,504
Inventories	1,677	1,653
Prepaid expenses and other current assets	109	131
Total current assets	5,952	6,216
Property, plant and equipment, net	8,579	8,605
Operating lease right-of-use assets	782	798
Goodwill	1,345	1,314
Customer relationships, net	763	743
Other intangible assets, net	452	439
Equity method investments	1,049	1,062
Other assets, net	785	784
Total assets	$19,707	$19,961
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$811	$783
Accrued and other liabilities	1,436	1,490
Current portion of long-term debt, net	496	497
Total current liabilities	2,743	2,770
Long-term debt, net	5,074	5,087
Deferred income taxes	1,388	1,343
Pension and other post-retirement benefits	279	286
Operating lease liabilities	672	688
Other liabilities	500	492
Total liabilities	10,656	10,666
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at March 31, 2026 and December 31, 2025, respectively	1	1
Common stock, held in treasury, at cost; 6,540,613 and 6,740,232 shares at March 31, 2026 and December 31, 2025, respectively	(504)	(513)
Additional paid-in capital	685	683
Retained earnings	8,464	8,701
Accumulated other comprehensive loss	(99)	(80)
Total Westlake Corporation stockholders' equity	8,547	8,792
Noncontrolling interests	504	503
Total equity	9,051	9,295
Total liabilities and equity	$19,707	$19,961
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,652	$2,846
Cost of sales	2,540	2,614
Gross profit	112	232
Selling, general and administrative expenses	236	227
Amortization of intangibles	30	30
Restructuring, transaction and integration-related costs	18	7
Loss from operations	(172)	(32)
Other income (expense)
Interest expense	(56)	(39)
Other income, net	38	37
Loss before income taxes	(190)	(34)
Provision for (benefit from) income taxes	(33)	1
Net loss	(157)	(35)
Net income attributable to noncontrolling interests	12	5
Net loss attributable to Westlake Corporation	$(169)	$(40)
Loss per common share attributable to Westlake Corporation:
Basic	$(1.31)	$(0.31)
Diluted	$(1.31)	$(0.31)
Weighted average common shares outstanding:
Basic	127,992,500	128,308,537
Diluted	127,992,500	128,308,537
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions of dollars)
Net loss	$(157)	$(35)
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments
Foreign currency translation	(15)	6
Income tax benefit (provision) on foreign currency translation	(4)	8
Available-for-sale investments
Unrealized holding losses on investments	(1)	—
Income tax provision on available-for-sale investments	—	—
Other comprehensive income (loss), net of income taxes	(20)	14
Comprehensive loss	(177)	(21)
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $1 for the three months ended March 31, 2026 and 2025, respectively	11	5
Comprehensive loss attributable to Westlake Corporation	$(188)	$(26)
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2025	134,651,380	$1	6,740,232	$(513)	$683	$8,701	$(80)	$503	$9,295
Net income (loss)	—	—	—	—	—	(169)	—	12	(157)
Other comprehensive loss	—	—	—	—	—	—	(19)	(1)	(20)
Common stock repurchased	—	—	1,400	—	—	—	—	—	—
Shares issued—stock-based compensation	—	—	(201,019)	9	(5)	—	—	—	4
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2026	134,651,380	$1	6,540,613	$(504)	$685	$8,464	$(99)	$504	$9,051
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions of dollars)
Cash flows from operating activities
Net loss	$(157)	$(35)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	284	283
Stock-based compensation expense	7	7
Loss from disposition and write-off of property, plant and equipment	6	5
Deferred income taxes	34	(1)
Other gains, net	(4)	—
Changes in operating assets and liabilities, net of effect of business acquisition
Accounts receivable	(183)	(165)
Inventories	(8)	(74)
Prepaid expenses and other current assets	25	11
Accounts payable	33	135
Accrued and other liabilities	(73)	(42)
Other, net	(58)	(201)
Net cash used for operating activities	(94)	(77)
Cash flows from investing activities
Acquisition of business, net of cash acquired	(62)	—
Additions to investments in unconsolidated subsidiaries	—	(6)
Additions to property, plant and equipment	(209)	(248)
Proceeds from maturities and paydown of available-for-sale securities	33	—
Purchase of available-for-sale securities	(35)	(183)
Other, net	2	3
Net cash used for investing activities	(271)	(434)
Cash flows from financing activities
Distributions to noncontrolling interests	(10)	(10)
Dividends paid	(68)	(68)
Repurchase of common stock for treasury	—	(30)
Other, net	(4)	(7)
Net cash used for financing activities	(82)	(115)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	4
Net decrease in cash, cash equivalents and restricted cash	(452)	(622)
Cash, cash equivalents and restricted cash at beginning of period	2,740	2,935
Cash, cash equivalents and restricted cash at end of period	$2,288	$2,313
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in millions of dollars, except share amounts and per share data)

1. Description of Business and Basis of Presentation
Description of Business
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company, included in the annual report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K"), filed with the SEC on February 26, 2026. These consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Company for the fiscal year ended December 31, 2025.
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company's financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, and the changes in its cash position for the three months ended March 31, 2026 and 2025.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2026 or any other interim period. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
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
Recently Adopted Accounting Pronouncements
Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)
In July 2025, the FASB issued an accounting standards update to add a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company adopted the standard electing a practical expedient effective January 1, 2026, and the adoption of this accounting standard did not have a material impact on its consolidated statements of financial position, results of operations, or cash flows, or on related financial statement disclosures.
2. Acquisition
On January 5, 2026, the Company completed the acquisition of the global compounding solutions businesses of the ACI/Perplastic Group (collectively, "ACI") for a preliminary purchase price of approximately $124, subject to various adjustments. As of March 31, 2026, $42 of the preliminary purchase price is accrued. ACI is a Portugal-based global manufacturer of specialty materials serving the wire and cable sectors. The Company's acquisition consisted of all the equity interest of ACI's entities operating manufacturing locations in Portugal, Mexico, Tunisia and Romania and certain assets located in China. The assets acquired and liabilities assumed and the results of operations of ACI are included in the Housing and Infrastructure Products segment. As a result of this acquisition, the Company preliminarily recognized total intangible assets of $67 and goodwill of $34 on the consolidated balance sheets. The intangible assets primarily comprise of customer relationships and developed technology, with estimated useful lives in the range of 16 to 18 years. The goodwill is primarily attributable to the assembled workforce, synergies and growth in new market segments expected to arise after the acquisition. As of March 31, 2026, the ACI purchase price allocation is not final and is subject to change.
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $17 and $16 at March 31, 2026 and December 31, 2025, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Available-for-Sale Securities
Investments in securities at March 31, 2026 and December 31, 2025 consisted of available-for-sale debt securities.

	March 31, 2026	December 31, 2025
Available-for-sale securities	$205	$204
The cost, fair value and fair value levels of the Company's available-for-sale debt securities were as follows:

	March 31, 2026
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$116	$116	Level 2
U.S. government treasury securities	39	39	Level 2
U.S. federal agency securities	11	11	Level 2
Asset-backed securities	34	34	Level 2
Supranational securities	5	5	Level 2
Available-for-sale debt securities	$205	$205

Contractual maturities of debt securities
Within one year	$72	$72
One to five years	123	123
Six to ten years	1	1
After ten years	9	9
Available-for-sale debt securities	$205	$205

	December 31, 2025
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$108	$109	Level 2
U.S. government treasury securities	37	37	Level 2
U.S. federal agency securities	13	13	Level 2
Asset-backed securities	37	37	Level 2
Supranational securities	8	8	Level 2
Available-for-sale debt securities	$203	$204

Contractual maturities of debt securities
Within one year	$63	$63
One to five years	128	129
Six to ten years	2	2
After ten years	10	10
Available-for-sale debt securities	$203	$204
The fair value of the available-for-sale debt securities are determined based on observable market-based inputs, such as quotes from financial reporting services. Unrealized and realized gains and losses, and accrued interest on available-for-sale debt securities for the three months ended March 31, 2026 were immaterial. As of March 31, 2026, no allowance for credit losses was recorded for these investments.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
4. Accounts Receivable
Accounts receivable consisted of the following:

	March 31, 2026	December 31, 2025
Trade customers	$1,382	$1,254
Related parties	2	2
Allowance for credit losses	(26)	(27)
	1,358	1,229
Federal and state taxes	210	158
Other	122	117
Accounts receivable, net	$1,690	$1,504
5. Inventories
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Finished products	$1,030	$1,030
Feedstock, additives, chemicals and other raw materials	384	366
Materials and supplies	263	257
Inventories	$1,677	$1,653
6. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

	Housing and Infrastructure Products Segment	Performance and Essential Materials Segment	Total
Net balances at December 31, 2025	$1,145	$169	$1,314
Goodwill acquired during the period	34	—	34
Effects of changes in foreign exchange rates	(2)	(1)	(3)
Net balances at March 31, 2026	$1,177	$168	$1,345
The goodwill balance is presented net of accumulated impairment losses of $855 as of March 31, 2026 and December 31, 2025, in the Performance and Essential Materials segment.
7. Accounts Payable
Accounts payable consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable—third parties	$765	$737
Accounts payable to related parties	16	18
Notes and other short-term payable	30	28
Accounts payable	$811	$783

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
3.60% senior notes due August 2026 (the "3.60% 2026 Senior Notes") (1)	$496	$496
Loan related to tax-exempt waste disposal revenue bonds due December 2027 (2)	11	11
1.625% €700 million senior notes due July 2029 (the "1.625% 2029 Senior Notes") (1)	805	822
3.375% senior notes due June 2030 (the "3.375% 2030 Senior Notes") (1)	300	300
3.50% senior notes due November 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes") (1)	250	250
5.550% senior notes due November 2035 (the "5.550% 2035 Senior Notes") (1)	600	600
2.875% senior notes due August 2041 (the "2.875% 2041 Senior Notes") (1)	350	350
5.00% senior notes due August 2046 (the "5.00% 2046 Senior Notes") (1)	700	700
4.375% senior notes due November 2047 (the "4.375% 2047 Senior Notes") (1)	500	500
3.125% senior notes due August 2051 (the "3.125% 2051 Senior Notes") (1)	600	600
6.375% senior notes due November 2055 (the "6.375% 2055 Senior Notes") (1)	600	600
3.375% senior notes due August 2061 (the "3.375% 2061 Senior Notes") (1)	450	450
Term loans due March 2026	—	1
ACI revolver loan	2	—
Total long-term debt, principal amount	5,664	5,680
Less:
Unamortized discount and debt issuance costs	94	96
Long-term debt, carrying value	5,570	5,584
Less current portion:
3.60% 2026 Senior Notes (3)	496	496
Current portion of term loans	—	1
Total current portion	496	497
Long-term debt, carrying value, net of current portion	$5,074	$5,087
______________________________
(1)    The par call dates for these Senior Notes are between three to six months prior to the respective maturity dates, except for the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes for which the par call date is November 2027.
(2)    Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent. The interest rate on the waste disposal revenue bonds at March 31, 2026 was 2.50%.
(3)    On April 27, 2026, the Company provided notice of redemption with respect to all of its outstanding 3.60% 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to the redemption date, which is May 29, 2026.
Unamortized debt issuance costs on long-term debt were $41 and $42 at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company was in compliance with all of its long-term debt covenants.
Credit Agreement
On June 9, 2022, the Company entered into a $1,500 revolving credit facility that was scheduled to mature on June 9, 2027 (the "Credit Agreement"). The Credit Agreement bore interest at either (a) Adjusted Term Secured Overnight Financing Rate (as defined in the Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The Credit Agreement contained certain affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
On April 2, 2026, the Company entered into a credit agreement (the "New Credit Agreement"), by and among the Company, the lenders from time-to-time party thereto (collectively, the "Lenders"), the issuing banks thereto and JPMorgan Chase Bank, National Association, as administrative agent. Under the New Credit Agreement, the Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1,500. The new revolving credit facility replaced the Company's previous $1,500 revolving credit facility pursuant to the Credit Agreement, which was terminated on April 2, 2026. The New Credit Agreement became effective on April 2, 2026 and borrowings thereunder will mature on April 2, 2031. The New Credit Agreement bears interest at either (a) Term SOFR Rate (as defined in the New Credit Agreement) plus a margin ranging from 1.00% to 1.625% per annum or (b) Alternate Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.00% to 0.625% per annum, in each case depending on the credit rating of the Company. The New Credit Agreement also requires an undrawn commitment fee ranging from 0.090% to 0.200% that will vary depending on the credit rating of the Company. The New Credit Agreement includes a $150 sub-limit for letters of credit, and any outstanding letters of credit will be deducted from availability under the facility and provides for a discretionary $50 commitment for swingline loans to be provided on a same-day basis. The Company may also increase the size of the facility, in increments of at least $25, up to a maximum of $500, subject to certain conditions. The New Credit Agreement contains customary affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant.
As of March 31, 2026, the Company had no borrowings or letters of credit outstanding, had borrowing availability of $1,500, under the Credit Agreement, and was in compliance with the total leverage ratio financial maintenance covenant.
As of March 31, 2026, the Company had $45 standby letters of credit, made in the ordinary course of business.
9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2026 and 2025 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Available-for-sale Securities, Net of Tax	Total
Balances at December 31, 2025	$44	$(125)	$1	$(80)
Net other comprehensive loss attributable to Westlake Corporation	—	(18)	(1)	(19)
Balances at March 31, 2026	$44	$(143)	$—	$(99)

Balances at December 31, 2024	$54	$(198)	$—	$(144)
Net other comprehensive income attributable to Westlake Corporation	—	14	—	14
Balances at March 31, 2025	$54	$(184)	$—	$(130)
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. See Note 3 to the unaudited consolidated financial statements in this Form 10-Q for a discussion of the Company's investments in available-for-sale securities.
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
The carrying and fair values of the Company's total long-term debt are summarized below:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,570	$4,825	$5,584	$4,873

11. Income Taxes
The effective income tax rate was 17.4% for the three months ended March 31, 2026 as compared to (2.9)% for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 of 17.4% was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company, partially offset by foreign taxes. The effective income tax rate for the three months ended March 31, 2025 of (2.9)% differs from the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, for which no tax benefit can be recognized, U.S. federal research and development credits available to the Company, partially offset by an increase in reserves for uncertain tax positions, and the impact of earnings mix across jurisdictions. The amounts ascribed to these adjustments have an inflated impact on the effective income tax rate due to the pre-tax loss for the three months ended March 31, 2025.
12. Loss and Dividends per Share
Loss per Share
The Company has unvested restricted stock units outstanding that are considered participating securities and, therefore, computes basic and diluted earnings (loss) per share under the two-class method. Basic earnings (loss) per share for the periods are based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share include the effects of certain stock options and performance stock units. Diluted loss per share excludes the effects of certain stock options and performance stock units because the effect of including them would have been antidilutive.

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Westlake Corporation	$(169)	$(40)
Less:
Net loss attributable to participating securities	(1)	—
Net loss attributable to common stockholders	$(168)	$(40)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table reconciles the denominator for the basic and diluted loss per share computations shown in the consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Weighted average common shares—basic	127,992,500	128,308,537
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	—	—
Weighted average common shares—diluted	127,992,500	128,308,537

Loss per common share attributable to Westlake Corporation:
Basic	$(1.31)	$(0.31)
Diluted	$(1.31)	$(0.31)
Options to purchase 1,028,765 and 646,412 shares of common stock for the three months ended March 31, 2026 and 2025, respectively, are excluded from the computation of diluted earnings per share. Performance stock units of 258,392 and 214,412 for the three months ended March 31, 2026 and 2025, respectively, are also excluded from the computation of diluted earnings per share. These options and performance stock units were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Dividends per common share	$0.5300	$0.5250
13. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of March 31, 2026, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the three months ended March 31, 2026 was as follows:

Investment in LACC
Balance at December 31, 2025	$991
Depreciation and amortization	(13)
Balance at March 31, 2026	$978
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The total contract liabilities, primarily included in other liabilities on the balance sheet, were as follows:

	Three Months Ended March 31,
	2026	2025
Balance at January 1,	$147	$62
Revenues recognized that were included in the contract liability balances at the beginning of the period	(1)	(1)
Balance at March 31,	$146	$61
As of March 31, 2026, the remaining performance obligations were $185, representing the fixed components of the transaction price, expected to be recognized over the remaining term of the Company's revenue contracts.
Other Assets, Net
Other assets, net were $785 and $784 at March 31, 2026 and December 31, 2025, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $429 and $433 at March 31, 2026 and December 31, 2025, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,436 and $1,490 at March 31, 2026 and December 31, 2025, respectively. Accrued rebates and accrued operating lease liability, which is a component of accrued and other liabilities, was $174 and $138 at March 31, 2026 and $225 and $138 at December 31, 2025, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $23 and $31 at March 31, 2026 and December 31, 2025, respectively.
Restructuring, Transaction and Integration-Related Costs
For the three months ended March 31, 2026, the restructuring, transaction and integration-related expenses of $18 were primarily related to the closures of the Company's Pernis facility and certain North American chlorovinyls facilities and styrene facility, as further discussed below. Costs of $7 in the first quarter of 2025 primarily comprised of Pernis facility closure related costs.
Pernis Facility Closure
The Company ceased operations of its Pernis facility in 2025. The total costs recognized by the Company in 2025 as a result of this closure was $247, which comprised of $15 related to inventory write-off, in addition to asset retirement obligations, severance and separation costs and contract termination and other plant shutdown costs. The total costs recognized during the three months ended March 31, 2026 and 2025 were $4 and $7, respectively, included in the restructuring, transaction and integration-related costs in the Company's consolidated statements of operations and Performance and Essential Materials segment operating results. The Company expects to recognize additional charges related to severance and separation costs of $5 and other plant shut down costs of approximately $3 in future periods in connection with the plant closure. The Company expects to complete the closure plan by the end of 2030. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table sets forth the accrual activity related to the closure of the Pernis facility included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets and the cumulative charges recognized:

	Asset Retirement Obligations	Severance and Separation Costs	Contract Termination and Other Costs	Total
Balances at December 31, 2025	$99	$25	$102	$226
2026 charges and change in estimates	4	2	(2)	4
Payments	(13)	(11)	(4)	(28)
Foreign currency translation	(2)	—	(2)	(4)
Balances at March 31, 2026	$88	$16	$94	$198
Cumulative charges recognized as of March 31, 2026	$126	$29	$156	$311
Certain North American Chlorovinyls Facilities and Styrene Facility Closures
In December 2025, the Company ceased operations of certain of the Company's North American chlorovinyls production facilities, including (i) its polyvinyl chloride plant at the Aberdeen, Mississippi facility, (ii) its vinyl chloride monomer plant at the Lake Charles, Louisiana North facilities, and (iii) one of its diaphragm chlor-alkali units at the Lake Charles, Louisiana South facilities, as well as (iv) its styrene production plant located at the Lake Charles, Louisiana facilities. The total costs recognized by the Company in 2025 as a result of these closures was $393, which comprised of $287 related to accelerated depreciation and amortization and $30 related to asset write-offs, in addition to asset retirement obligations, severance and separation costs and other plant shutdown costs. The total costs recognized during the three months ended March 31, 2026 was $11 included in the restructuring, transaction and integration-related costs in the Company's consolidated statements of operations and Performance and Essential Materials segment operating results. The Company expects to recognize additional charges related to severance and separation costs of $3 and other plant shutdown costs of $10 in future periods in connection with these closures. The Company expects to complete the closure plan for these facilities by the end of 2027. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.
The following table sets forth the accrual activity related to the closure of the Chlorovinyls and Styrene facilities included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets:

	Asset Retirement Obligations	Severance and Separation Costs	Other Plant Shutdown Costs	Total
Balances at December 31, 2025	$52	$17	$7	$76
2026 charges and change in estimates	—	3	8	11
Payments	(18)	(16)	(10)	(44)
Balances at March 31, 2026	$34	$4	$5	$43
Cumulative charges recognized as of March 31, 2026	$52	$20	$15	$87
Other Income, Net
The other income, net of $38 for the three months ended March 31, 2026 included interest income of $28, and other income, net of $37 for the three months ended March 31, 2025 included interest income of $29.
Supplemental Cash Flow Information
Right-of-use assets obtained in exchange for operating lease obligations were $22 and $66 for the three months ended March 31, 2026 and 2025, respectively.
Non-cash Investing Activities
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $93 and $114 at March 31, 2026 and March 31, 2025, respectively.

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
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers, and were filed on behalf of certain named plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the United States. The plaintiffs in the direct purchaser putative class and the indirect purchaser putative class sought $861 and $500, respectively, in single damages from the defendants, in addition to treble damages and attorney's fees in each case. The District Court has denied class certification for both the direct and indirect purchaser plaintiffs and the U.S. Court of Appeals for the Second Circuit denied the direct and indirect purchaser plaintiffs' petitions for leave to appeal. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements. Beginning in October 2020, similar class action proceedings were filed in Canada on behalf of all residents of Canada who purchased caustic soda or products containing caustic soda from October 1, 2015 through the present or such date deemed appropriate by the court. The plaintiff and defendants have agreed to a combined settlement, of which the Company is responsible for paying approximately $0.35. The settlement remains subject to court approval, which is pending. The Company was also named as a defendant in a July 2023 claim now pending before the U.K. Competition Appeal Tribunal alleging that the Company and other producers sought to manipulate a third-party pricing index used in pricing sales of caustic soda, in violation of English and E.U. competition laws. The plaintiff alleges damages of approximately €80 million. At this time, the Company is not able to estimate the impact that this lawsuit could have on the Company's consolidated financial statements.
Ethylene Antitrust. The Company and other ethylene consumers were the subject of a decision issued by the European Commission (Decision AT.40410 – Ethylene) on July 14, 2020 relating to the exchange of certain commercial and pricing-related information and in fixing a price element related to certain purchases of ethylene between December 2011 and March 2017 (the "European Commission Decision"). Following the decision, the Company and other ethylene consumers have been named as defendants in a series of fourteen similar lawsuits in the Netherlands and Germany by various producers and sellers of ethylene and ethylene derivatives, which generally allege that the defendants (i) conspired to lower the purchase price for ethylene and ethylene derivatives and thus (ii) caused a cartel-induced undercharge for certain ethylene and/or ethylene derivative sales to the defendants and other third parties during the period identified in the European Commission Decision and for 24 months thereafter. Certain of the lawsuits allege damages of approximately €10,066 million in the aggregate (plus statutory interest accruing from the relevant dates) while the other lawsuits seek declaratory judgments establishing that the defendants are jointly and severally liable for an unspecified amount of damages. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
PVC Pipe Antitrust. The Company and other manufacturers of PVC pipe and fittings have been named as defendants in ten putative class action civil lawsuits filed in Illinois between August 2024 and June 2025 and in one lawsuit in British Columbia, Canada in September 2025 which generally allege that PVC pipe and fittings manufacturers conspired with each other and an industry publication (OPIS) to fix, raise, maintain and stabilize the prices of PVC pipe and fittings in the United States and Canada, resulting in the plaintiffs paying artificially high prices for PVC pipe and fittings. The plaintiffs in these cases assert violations of various U.S. federal and state competition and consumer protection laws and Canadian competition and common laws, and seek relief including injunctive relief, damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. The U.S. Department of Justice intervened and has been granted a partial stay of discovery in the U.S. litigation until July 1, 2026 due to its ongoing antitrust investigation of manufacturers of PVC pipe and others. In March 2026, the Company entered into a settlement agreement with the direct purchaser plaintiffs in the U.S. litigation pursuant to which, subject to the satisfaction of certain conditions, including receipt of preliminary and final court approval of the settlement, the Company has agreed to pay $67 to settle the direct purchaser plaintiffs' claims in the U.S. litigation. The Company accrued $67 in the first quarter of 2026 in connection with the U.S. litigation. The claims by the indirect purchaser plaintiffs in the U.S. litigation remain pending. In April 2026, the court preliminarily approved the proposed settlement with the direct purchaser plaintiff class in the U.S. litigation. A class certification hearing has not yet been scheduled in the British Columbia proceeding. At this time, the Company is not able to estimate the impact that the remaining lawsuits could have on the Company's consolidated financial statements.
Brazilian Contractual Indemnification Lawsuit. In July 2012, PPG Industries, Inc. ("PPG") entered into an agreement to separate various assets and liabilities of its commodity chemicals business, which were transferred to a subsidiary of Eagle Spinco, Inc., a wholly owned subsidiary of PPG ("Eagle Spinco"). Eagle Spinco is currently a wholly owned indirect subsidiary of the Company. In May 2024, a trial court in Manaus, Brazil issued a decision awarding damages to Brazilian company Di Gregorio Navegacao, Ltda ("Di Gregorio") in a lawsuit filed by Di Gregorio against PPG relating to an explosion on November 9, 1998 that destroyed the M/V DG Harmony and her cargo, which included PPG-owned calcium hypochlorite (the "Di Gregorio Lawsuit"). The decision awarded damages to Di Gregorio in the approximate amount of R$550 million (Brazilian real), plus a monetary adjustment and interest accruing from April 3, 2006, as well as 20% for legal fees. PPG appealed the trial court's decision and the Amazonas Court of Appeals issued a decision affirming in part the trial court's decision. In November 2025, PPG filed a subsequent special appeal to Brazil's Superior Court of Justice, which is pending. In June 2024, PPG filed a lawsuit against the Company in Delaware Chancery Court asserting that the Company is responsible for any judgment in the Di Gregorio Lawsuit. The Company has asserted counterclaims against PPG seeking a declaration that the Di Gregorio Lawsuit is indemnifiable and that if PPG seeks reimbursement for any losses related to the Di Gregorio Lawsuit, it must assign to Eagle Spinco its rights to relevant insurance proceeds. The Delaware lawsuit remains pending. At this time, the Company is not able to estimate the impact that the Delaware lawsuit and Eagle Spinco's contractual obligations related to the lawsuit could have on the Company's consolidated financial statements.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Sulphur Mines Dome. The Louisiana Department of Conservation and Energy ("LDCE"), formerly known as Louisiana Department of Energy and Natural Resources) issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's salt solution-mining caverns at the Sulphur Mines Dome in Sulphur, Louisiana, which required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation. Following another pressure event in June 2024, LDCE ordered the Company to take additional measures at the brine caverns, including the construction of a dome-wide containment structure. As of March 31, 2026, the Company had accrued an estimated liability of approximately $26 in connection with monitoring wells and other remedial activities, and additional compliance costs will continue to be incurred. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements. In November 2024, Yellow Rock LLC ("Yellow Rock") filed an amended petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly withdrew and sold oil belonging to Yellow Rock and asserting claims of negligence and breach of duties by the Company in connection with the operation and maintenance of caverns at the Sulphur Mines Dome, alleging damages to Yellow Rock's mineral rights in excess of $100. The lawsuit remains pending. In June 2025, Yellow Rock filed a separate petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly extracted salt and brine belonging to Yellow Rock. That lawsuit was dismissed with prejudice in February 2026. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements.
Environmental Contingencies and Reasonably Possible Matters. As of March 31, 2026 and December 31, 2025, the Company had accrued an estimated liability for environmental contingencies totaling approximately $67 and $69, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and, if necessary, remediation, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved for contingencies that are probable and reasonably estimable as discussed above, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $100 to $170.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
15. Segment Information
The Company operates in two principal operating segments, which are the Company's reportable segments, Housing and Infrastructure Products and Performance and Essential Materials. These segments are strategic business units that offer a variety of different materials and products. The Company manages each segment separately as each business requires different technology and marketing strategies.

	Three Months Ended March 31,
	2026	2025
Net external sales
Housing and Infrastructure Products
Housing Products	$788	$838
Infrastructure Products	205	158
Total Housing and Infrastructure Products	993	996
Performance and Essential Materials
Performance Materials	1,003	1,056
Essential Materials	656	794
Total Performance and Essential Materials	1,659	1,850
Total reportable segments and consolidated	$2,652	$2,846

Intersegment sales
Housing and Infrastructure Products	$—	$—
Performance and Essential Materials	98	108
Total reportable segments	$98	$108

Significant segment expenses
Housing and Infrastructure Products
Raw material, energy, manufacturing and logistics costs	$771	$687
Depreciation and amortization	40	35
Total cost of sales	$811	$722
Selling, general and administrative expenses	105	108
Depreciation and amortization	20	18
Restructuring, transaction and integration-related costs	1	—

Performance and Essential Materials
Raw material, energy, manufacturing and logistics costs	$1,620	$1,784
Depreciation and amortization	208	214
Total cost of sales	$1,828	$1,998
Selling, general and administrative expenses	110	103
Depreciation and amortization	13	13
Restructuring, transaction and integration-related costs	17	7

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended March 31,
	2026	2025
Income (loss) from operations
Housing and Infrastructure Products	$56	$148
Performance and Essential Materials	(211)	(163)
Total reportable segments	$(155)	$(15)

Depreciation and amortization
Housing and Infrastructure Products	$60	$53
Performance and Essential Materials	221	227
Total reportable segments	281	280
Corporate and other	3	3
Consolidated	$284	$283

Other income, net
Housing and Infrastructure Products	$2	$2
Performance and Essential Materials	9	9
Total reportable segments	11	11
Corporate and other	27	26
Consolidated	$38	$37

Provision for (benefit from) income taxes
Housing and Infrastructure Products	$13	$33
Performance and Essential Materials	(47)	(36)
Total reportable segments	(34)	(3)
Corporate and other	1	4
Consolidated	$(33)	$1

Capital expenditures
Housing and Infrastructure Products	$52	$34
Performance and Essential Materials	149	212
Total reportable segments	201	246
Corporate and other	8	2
Consolidated	$209	$248

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
A reconciliation of total reportable segments loss from operations to consolidated loss before income taxes is as follows:

	Three Months Ended March 31,
	2026	2025
Total reportable segments loss from operations	$(155)	$(15)
Corporate and other loss from operations	(17)	(17)
Interest expense	(56)	(39)
Other income, net	38	37
Loss before income taxes	$(190)	$(34)

	March 31, 2026	December 31, 2025
Total assets
Housing and Infrastructure Products	$5,194	$4,913
Performance and Essential Materials (1)	11,974	12,091
Total reportable segments	17,168	17,004
Corporate and other	2,539	2,957
Consolidated	$19,707	$19,961
______________________________
(1)Includes equity method investments of $1,049 and $1,062 as of March 31, 2026 and December 31, 2025, respectively.
16. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units.
As of March 31, 2026, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.
On October 4, 2018, Westlake Partners and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners' common units, from time to time, up to an aggregate offering amount of $50. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of March 31, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with information contained in the accompanying unaudited consolidated interim financial statements of Westlake Corporation and the notes thereto and the consolidated financial statements and notes thereto of Westlake Corporation included in Westlake Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms refer to Westlake Corporation ("Westlake" or the "Company"). The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
Overview
We are a vertically integrated global manufacturer and marketer of both housing and infrastructure products and performance and essential materials. We operate in two principal operating segments, Housing and Infrastructure Products ("HIP") and Performance and Essential Materials ("PEM"). The HIP segment includes Westlake Royal Building Products, Westlake Pipe & Fittings and Westlake Global Compounds. The PEM segment includes Westlake North American Chlorovinyls, Westlake European & Asian Chlorovinyls, Westlake Olefins and Polyethylene and Westlake Epoxy. We are highly integrated along our materials chain with significant downstream integration from ethylene and chlor-alkali ("chlorine and caustic soda") into vinyls, polyethylene ("PE") and epoxy. We also have substantial downstream integration from polyvinyl chloride ("PVC") into our HIP segment for our residential building products, PVC pipe and fittings, and PVC compounds.
Recent Developments
Non-Binding Letter of Intent of a PVC and VCM Production Site in Germany
On April 27, 2026, the Company and Westlake Vinnolit GmbH & Co. KG, a wholly owned subsidiary of the Company, entered into a non-binding letter of intent with the preliminary insolvency administrator of VYNOVA Wilhelmshaven GmbH to acquire a PVC and vinyl chloride monomer ("VCM") production site located in Wilhelmshaven, Germany. The proposed transaction is subject to negotiation of definitive documentation, receipt of regulatory approvals, formal commencement of insolvency proceedings, final approval by the creditors' committee and other conditions.
Redemption of 3.60% 2026 Senior Notes
On April 27, 2026, the Company provided notice of redemption with respect to all of its outstanding 3.60% 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to the redemption date, which is May 29, 2026. As of March 31, 2026, $496 million aggregate principal amount of the 3.60% 2026 Senior Notes were outstanding.
Replacement of Credit Agreement
On April 2, 2026, the Company entered into a credit agreement for an unsecured revolving credit facility in an aggregate principal amount of up to $1.5 billion. The new revolving credit facility replaces the Company's previous $1.5 billion revolving credit facility, which was terminated on April 2, 2026. See Liquidity and Capital Resources—Debt—Credit Agreement, below and Note 8 "Long-Term Debt" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q, for more information.
PVC Pipe Antitrust
In March 2026, the Company entered into a settlement agreement with a putative class of direct purchaser plaintiffs ("DPPs") in the PVC pipe antitrust litigation pursuant to which, subject to the satisfaction of certain conditions, including receipt of preliminary and final court approval of the settlement, the Company has agreed to pay $67 million to settle the DPPs' claims. In April 2026, the court preliminarily approved the proposed settlement with the DPP class. See Note 14 "Commitments and Contingencies" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q, for more information.

Middle East Conflict
In February 2026, a military conflict primarily involving the United States, Israel and Iran commenced in the Middle East. As a result, the global energy, petrochemical and transportation markets have experienced significant volatility and supply constraints with naphtha based producers of petrochemicals in particular facing significantly higher production costs and feedstock supply limitations. Although we do not have operations in the Middle East and the substantial majority of our energy and feedstock requirements are sourced from North America and do not use naphtha-based supply, the ongoing geopolitical conflict in the region may contribute to continued disruptions in energy and shipping routes for an undeterminable period of time, leading to higher costs for feedstocks, energy and logistics services and heightened inflationary pressures. We are continuing to assess the impact of the conflict on our global operations. Please also see our Outlook section below for discussion of potential impacts on our HIP and PEM segments.
Acquisition of ACI/Perplastic Group
On January 5, 2026, we completed the acquisition of the ACI/Perplastic Group (collectively, "ACI"), a global compounding solutions businesses, for a preliminary purchase price of approximately $124 million, subject to various adjustments. ACI is a Portugal-based international manufacturer of specialty compound materials serving primarily the wire and cable sectors with manufacturing locations in Portugal, Mexico, Tunisia and Romania. See Note 2 "Acquisition" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q, for more information.
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

Outlook
Housing and Infrastructure Products
Our HIP segment is primarily comprised of residential building products, PVC pipe and fittings, and compound products made from PVC and other polymers. Our sales are affected by the level of new home construction and home repair and remodeling activity, particularly in North America, water infrastructure spending for our pipe and fittings business, as well as the decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk, and customer decision on product selection based on price, aesthetics, and performance among other characteristics.. Performance of our HIP businesses generally reflects trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index (RRI) provided by the National Association of Home Builders (the "NAHB") among others. We also expect that the preceding historically low level of residential housing construction that has resulted in an undersupply of existing housing may benefit our HIP segment in the medium to long-term. Furthermore, the ongoing geopolitical volatility in the Middle East has impacted the global supply of crude oil and increased crude oil prices, increasing our distribution and certain raw material costs. A delay in our ability to realize price increases may negatively impact our HIP margins in the near future. Additionally, while recent U.S. Federal Reserve actions to cut interest rates have supported an improved outlook for North American housing demand, a prolonged Middle East conflict may create sustained inflationary pressures which may impede further interest rate reductions, or cause interest rates to rise, adversely affecting demand for our products and our margins.
Performance and Essential Materials
Our PEM segment manufactures products such as ethylene, PE, chlor-alkali, chlorinated derivative products, ethylene dichloride, VCM and PVC, many of which are used in our integrated vinyls production chain. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between global supply and demand and the resulting operating rates, the level of general economic activity, turnaround activities and the price of raw materials. We have continued to experience lower prices, increased supply and weaker demand for most of our PEM products globally since 2022. However, the current geopolitical volatility in the Middle East has created feedstock shortages and higher production costs for naphtha-based manufacturers in Asia, driving up global prices for performance and essential materials products. Our North American operations have been less affected by the conflict and hold a competitive advantage due to lower natural gas and power costs, creating opportunities to increase price and supply to domestic and global markets. However, we remain cautious of headwinds impacting our operations in Europe and Asia, including slower economic growth in China, margin compression, and trade disruptions from tariffs. Significant uncertainties remain regarding the duration of the Middle East conflict, the subsequent recovery period, return of supply-chain stability in the Middle East and potential broader demand destruction due to inflationary pressures.

Non-GAAP Financial Measures
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as one that purports to measure historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this report, we disclose non-GAAP financial measures, primarily earnings before interest, taxes, depreciation and amortization ("EBITDA") and Free Cash Flow. We define EBITDA as net loss before interest expense, income taxes, depreciation and amortization. We define Free Cash Flow as net cash used for operating activities less additions to property, plant and equipment. The non-GAAP financial measures described in this Form 10-Q are not substitutes for the GAAP measures of earnings and cash flows.
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
EBITDA and Free Cash Flow are not substitutes for the GAAP measures of net loss, loss from operations and net cash used for operating activities and are not necessarily measures of our ability to fund our cash needs. In addition, companies calculate EBITDA and Free Cash Flow differently and, therefore, EBITDA and Free Cash Flow as presented for us may not be comparable to EBITDA and Free Cash Flow reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization and income taxes. Free Cash Flow has material limitations as a performance measure because it only considers net cash used for operating activities, and not net loss or loss from operations. For instance, it applies to the entire cost of capital expenditure in the period in which the property or equipment is acquired, rather than spreading it over several periods as is the case with net loss and loss from operations.
Reconciliations of EBITDA to net loss, loss from operations and net cash used for operating activities, and Free Cash Flow to net cash used for operating activities are included in the "Results of Operations" section below.

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the three months ended March 31, 2026 and 2025.
Net External Sales
The table below presents net external sales on a disaggregated basis for our two principal operating segments. Housing Products net external sales primarily consist of sales of housing exterior and interior products, residential pipes and fittings and residential products utilizing PVC compounds. Infrastructure Products net external sales primarily consist of sales of infrastructure related pipes and fittings and infrastructure products utilizing compounds. Performance Materials net external sales primarily consist of sales of PVC, polyethylene and epoxy. Essential Materials net external sales primarily consist of sales of caustic soda, chlorine, styrene, and related derivative materials.

	Three Months Ended March 31,
	2026	2025

	(in millions of dollars, except per share data)
Net external sales
Housing and Infrastructure Products
Housing Products	$788	$838
Infrastructure Products	205	158
Total Housing and Infrastructure Products	993	996
Performance and Essential Materials
Performance Materials	1,003	1,056
Essential Materials	656	794
Total Performance and Essential Materials	1,659	1,850
	$2,652	$2,846

Income (loss) from operations
Housing and Infrastructure Products	$56	$148
Performance and Essential Materials	(211)	(163)
Corporate and other	(17)	(17)
Total loss from operations	(172)	(32)
Interest expense	(56)	(39)
Other income, net	38	37
Provision for (benefit from) income taxes	(33)	1
Net loss	(157)	(35)
Net income attributable to noncontrolling interests	12	5
Net loss attributable to Westlake Corporation	$(169)	$(40)
Loss per share	$(1.31)	$(0.31)
EBITDA (1)	$150	$288
Free Cash Flow (2)	$(303)	$(325)
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Loss, Loss from Operations and Net Cash Used for Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Used for Operating Activities" below.

	Three Months Ended March 31, 2026
	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Housing and Infrastructure Products	-2%	+2%
Performance and Essential Materials	-3%	-8%
Company average	-3%	-4%

Three Months Ended March 31, 2026
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+34%
Feedstock (Ethane)	-14%
Reconciliation of EBITDA to Net Loss, Loss from Operations and Net Cash Used for by Operating Activities
The following table presents the reconciliation of EBITDA to net loss, loss from operations and net cash used for operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2026	2025

	(in millions of dollars)
Net cash used for operating activities	$(94)	$(77)
Changes in operating assets and liabilities and other	(29)	41
Deferred income taxes	(34)	1
Net loss	(157)	(35)
Less:
Other income, net	38	37
Interest expense	(56)	(39)
Benefit from (provision for) income taxes	33	(1)
Loss from operations	(172)	(32)
Add:
Depreciation and amortization	284	283
Other income, net	38	37
EBITDA	$150	$288
Reconciliation of Free Cash Flow to Net Cash Used for Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash used for operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended March 31,
	2026	2025

	(in millions of dollars)
Net cash used for operating activities	$(94)	$(77)
Less:
Additions to property, plant and equipment	209	248
Free cash flow	$(303)	$(325)

Summary
For the quarter ended March 31, 2026, net loss attributable to Westlake Corporation was $169 million, or $1.31 per diluted share, on net sales of $2,652 million. This represents an increase in net loss attributable to Westlake Corporation of $129 million, or $1.00 per diluted share, compared to the quarter ended March 31, 2025 net loss attributable to Westlake Corporation of $40 million, or $0.31 per diluted share, on net sales of $2,846 million. Loss from operations was $172 million for the quarter ended March 31, 2026, as compared to loss from operations of $32 million for the quarter ended March 31, 2025, an increase of $140 million. The increase in net loss and loss from operations was primarily due to lower sales volumes for PVC resin, caustic soda, chlorine and building products, lower sales prices for PVC resin, polyethylene and pipe and fittings, and higher fuel costs in the quarter ended March 31, 2026 as compared to March 31, 2025. The increase in net loss and loss from operations in the quarter ended March 31, 2026 was also due to the recognition of a litigation charge of $67 million related to the settlement of certain PVC pipe antitrust litigation. These decreases were partially offset by higher polyethylene and pipe and fittings sales volumes and lower ethane feedstock costs. The net loss attributable to Westlake Corporation was also affected by higher interest expense in the quarter ended March 31, 2026, which resulted from a higher average debt balance as compared to the quarter ended March 31, 2025.
RESULTS OF OPERATIONS
First Quarter 2026 Compared with First Quarter 2025
(Amounts in tables are in millions of dollars)

	First Quarter
			Change
	2026	2025	$	%
Net sales	$2,652	$2,846	$(194)	(7)%
Sales volumes decreased by 4% in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to lower sales volumes for PVC resin, caustic soda, chlorine, styrene and building products, which were partially offset by higher polyethylene, pipe and fittings and ACI related compounds sales volumes. Lower PVC resin and styrene sales volumes were due to certain North American plant closures in December 2025 as part of our footprint optimization actions. Average sales prices for the first quarter of 2026 decreased by 3% as compared to the first quarter of 2025, primarily as a result of lower sales prices for PVC resin, polyethylene and pipe and fittings.

	First Quarter
			Change
	2026	2025	$	%
Gross profit	$112	$232	$(120)	(52)%
Gross profit margin	4%	8%
Gross Profit. The decrease in gross profit margin in the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to lower sales volumes and prices for many of our major products across both segments, higher fuel costs and the recognition of a litigation charge of $67 million related to the settlement of certain PVC pipe antitrust litigation in the first quarter of 2026, as compared to the first quarter of 2025. These decreases were partially offset by lower ethane feedstock costs.

	First Quarter
			Change
	2026	2025	$	%
Selling, general and administrative expenses	$236	$227	$9	4%
Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses in the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to higher employee compensation, legal and other consulting costs and higher technology-related expenses, partially offset by lower charges related to allowance for credit losses.

	First Quarter
			Change
	2026	2025	$	%
Amortization of intangibles	$30	$30	$—	—%
Amortization of Intangibles. Amortization expense in the first quarter of 2026 was consistent with the first quarter of 2025.

	First Quarter
			Change
	2026	2025	$	%
Restructuring, transaction and integration-related costs	$18	$7	$11	157%
Restructuring, Transaction and Integration-related Costs. Restructuring, transaction and integration-related costs in the first quarter of 2026 primarily consisted of facility closure costs, which are recognized over time, related to the closures of certain North American chlorovinyls facilities, the styrene facility, and the Pernis, Netherlands facility. Restructuring, transaction and integration-related costs in the first quarter of 2025 primarily consisted of facility closure costs associated with the Pernis facility.

	First Quarter
			Change
	2026	2025	$	%
Interest expense	$(56)	$(39)	$17	44%
Interest Expense. Interest expense in the first quarter of 2026 was higher compared to the first quarter of 2025 due to a higher average debt balance as a result of the issuance of $600 million aggregate principal amount of 5.550% senior notes due 2035 and $600 million aggregate principal amount of 6.375% senior notes due 2055 in November 2025.

	First Quarter
			Change
	2026	2025	$	%
Other income, net	$38	$37	$1	3%
Other Income, Net. Other income, net in the first quarter of 2026 was consistent with the first quarter of 2025. Other income, net, primarily comprised of interest income.

	First Quarter
	2026	2025
Provision for (benefit from) income taxes
Income tax expense (benefit)	$(33)	$1
Effective Income Tax Rate	17.4%	(2.9)%
Income Taxes. The effective tax rate in the first quarter of 2026 was higher compared to the first quarter of 2025 primarily due to a higher valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss in the first quarter of 2025.

Housing and Infrastructure Products Segment

	First Quarter
			Change
	2026	2025	$	%
Housing and Infrastructure Products Net Sales
Housing Products	$788	$838	$(50)	(6)%
Infrastructure Products	205	158	47	30%
Total Housing and Infrastructure Products	$993	$996	$(3)	—%
Net Sales. Average sales prices for the HIP segment decreased by 2% in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to lower sales prices for pipe and fittings. Total sales volumes for the HIP segment increased by 2% in the first quarter of 2026 as compared to the first quarter of 2025, due to higher pipe and fittings and compounds sales volumes, partially offset by lower building products sales volumes. Lower sales of housing products in the first quarter of 2026 was primarily due to lower sales volumes for our roofing products. Higher sales of infrastructure products in the first quarter of 2026 was largely attributable to compounds sold by ACI, which was acquired in the first quarter of 2026.

	First Quarter
			Change
	2026	2025	$	%
Income from operations	$56	$148	$(92)	(62)%
Income from Operations. The decrease in income from operations in the first quarter of 2026, as compared to the first quarter of 2025, was primarily due to lower sales prices for pipe and fittings and lower sales volumes for building products. The HIP segment performance was also negatively impacted by the recognition of a litigation charge of $67 million related to PVC pipe antitrust litigation settlement for certain plaintiffs in the first quarter of 2026. These decreases were partially offset by higher pipe and fittings sales volumes.
Performance and Essential Materials Segment

	First Quarter
			Change
	2026	2025	$	%
Performance and Essential Materials Net Sales
Performance Materials	$1,003	$1,056	$(53)	(5)%
Essential Materials	656	794	(138)	(17)%
Total Performance and Essential Materials	$1,659	$1,850	$(191)	(10)%
Net Sales. Sales volume for the PEM segment decreased by 8% in the first quarter of 2026 as compared to the first quarter of 2025, due to lower PVC resin, caustic soda, chlorine and styrene sales volumes. Average sales prices for the PEM segment decreased by 3% in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to lower PVC resin and polyethylene sales prices. The lower Performance Materials sales were primarily due to lower PVC resin sales prices and closure of certain North American vinyl plants in December 2025. The lower Essential Materials sales were primarily due to lower caustic soda and chlorine sales and the closure of the styrene plant in December 2025.

	First Quarter
			Change
	2026	2025	$	%
Loss from operations	$(211)	$(163)	$(48)	29%
Loss from Operations. The higher loss from operations for the PEM segment by $48 million was due to lower sales volumes for PVC resin, caustic soda and chlorine, lower sales prices for PVC resin and polyethylene, and higher fuel costs in the first quarter of 2026 as compared to the first quarter of 2025. These decreases were partially offset by margin benefits resulting from certain plant closures in 2025 as part of our footprint optimization actions and lower ethane feedstock costs in the first quarter of 2026 as compared to the first quarter of 2025.

CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
Cash Flows
(Amounts in table are in millions of dollars)

	Three Months Ended March 31,
			Change (unfavorable) favorable
Net cash used for:	2026	2025	$
Operating activities	$(94)	$(77)	$(17)
Investing activities	(271)	(434)	163
Financing activities	(82)	(115)	33
Operating Activities
The $17 million unfavorable change in net cash flows from operating activities in the first three months of 2026, as compared to the first three months of 2025, was mainly due to lower prices and demand for most of our products and unfavorable changes in working capital, offset by a favorable change attributable to the significant cash outflow in connection with the Petro 1 ethylene facility turnaround in the first three months of 2025. The unfavorable change in working capital in the first three months of 2026 was substantially driven by the lower accounts payable balances primarily associated with plant closures in 2025, partially offset by lower inventory levels during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, and higher accrued and other liabilities as a result of the accrual of $67 million relating to the settlement of certain PVC pipe antitrust litigation, as discussed under Recent Developments above, in the three months ended March 31, 2026.
Investing Activities
Net cash used for investing activities in the first three months of 2026, as compared to the first three months of 2025, decreased by $163 million, which was primarily due to our initial investments in available-for-sale securities of $183 million in the first three months of 2025. Additionally, capital expenditures were lower by $39 million, from $248 million in the first three months of 2025 to $209 million in the first three months of 2026. These decreases were offset by the payment of $62 million, net of cash acquired of $18 million, in connection to the acquisition of ACI in January 2026.
Financing Activities
Net cash used for financing activities during the first three months of 2026 as compared to first three months of 2025 decreased by $33 million, which was primarily due to the repurchase of common stock for treasury in the 2025 comparative period. The financing activities during the first three months of 2026 included the payment of $68 million of cash dividends and $10 million of cash distributions to noncontrolling interests. The financing activities in the first three months of 2025 included the repurchase of $30 million of our outstanding common stock for treasury, $68 million payment of cash dividends and $10 million of cash distributions to noncontrolling interests.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are cash and cash equivalents, available-for-sale securities, cash from operations, short-term borrowings under our credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were repurchases of 1,400 common stock under the 2014 Program during the three months ended March 31, 2026. As of March 31, 2026, we had repurchased 9,929,683 shares of our common stock for an aggregate purchase price of approximately $697 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of March 31, 2026.
We believe that our sources of liquidity as described above are adequate to fund our normal operations and ongoing capital expenditures and turnaround activities. Funding of any large expansions or potential future acquisitions or the redemption of debt may necessitate, and therefore depend on, our ability to obtain additional financing in the future. We may not be able to access additional liquidity at favorable interest rates due to volatility of the commercial credit markets.
Cash and Cash Equivalents and Available-For-Sale Securities
As of March 31, 2026, our cash and cash equivalents totaled $2,271 million.
As of March 31, 2026, our available-for-sale securities totaled $205 million. See Note 3 "Financial Instruments" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our available-for-sale securities.
In addition to our cash and cash equivalents, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of March 31, 2026, the carrying value of our indebtedness totaled $5,570 million. See Note 8 "Long-Term Debt" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for more information on our long-term indebtedness, credit agreements and defined terms used in this section.
Our ability to make payments on our indebtedness and to fund planned capital expenditure will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and unless we were to undertake a new expansion or large acquisition, we believe our available cash and available borrowings under our credit agreement will be adequate to meet our normal operating needs for the foreseeable future. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we or our affiliates may from time to time seek to redeem, repurchase or otherwise acquire our outstanding debt securities through open market purchases, privately negotiated transactions, tender offers or pursuant to the terms of such securities. Such acquisitions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Senior Notes
On April 27, 2026, the Company provided notice of redemption with respect to all $496 million aggregate principal amount of its outstanding 3.60% 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to the redemption date, which is May 9, 2026.
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
As of March 31, 2026, we were in compliance with all of our long-term debt covenants.
Credit Agreement
On June 9, 2022, we entered into a $1.5 billion revolving credit facility that was scheduled to mature on June 9, 2027 (the "Credit Agreement"). On April 2, 2026, the Company entered into a credit agreement (the "New Credit Agreement"), by and among Westlake, the lenders from time-to-time party thereto (collectively, the "Lenders"), the issuing banks party thereto and JPMorgan Chase Bank, National Association, as administrative agent. Under the New Credit Agreement, the Lenders have committed to provide an unsecured revolving credit facility in an aggregate principal amount of up to $1.5 billion. The new revolving credit facility replaced Westlake's previous $1.5 billion revolving credit facility, which was terminated on April 2, 2026. The New Credit Agreement became effective on April 2, 2026 and borrowings thereunder will mature on April 2, 2031. The New Credit Agreement contains customary affirmative and negative covenants, including a quarterly total leverage ratio financial maintenance covenant ("financial covenant"). The calculation of the financial covenant includes, among other items, certain adjustments and add backs to debt and EBITDA definitions in the credit agreements.
As of March 31, 2026 we had no borrowings or letters of credit outstanding, had borrowing availability of $1.5 billion, under the Credit Agreement, and were in compliance with the financial covenant under the Credit Agreement.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of March 31, 2026, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of March 31, 2026, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027, and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.

We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated from the financial statements upon consolidation.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
See Note 1 "Description of Business and Basis of Presentation," to the unaudited consolidated financial statements included in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including expected date of adoption and estimated effect on results of operations and financial condition.

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
•production capacities;
•the impact of the ongoing conflict in the Middle East and other global conflicts on our operations and margins;
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

We have based these statements on assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, we continue to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed under "Risk Factors" in the 2025 Form 10-K and those described from time to time in our other filings with the SEC including, but not limited to, the following:
•general economic and business conditions, including inflation, interest rates and possible recession;
•the cyclical nature of the chemical and building products industries;
•the availability, cost and volatility of raw materials and energy;
•uncertainties associated with the United States, European and worldwide economies, including those due to political tensions and conflict in the Middle East, between Russia and Ukraine and elsewhere;
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
•compliance with financial covenants;
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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps, futures, forwards and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at March 31, 2026, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on the loss before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At March 31, 2026, we had $5,651 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $57 million. Also, at March 31, 2026, we had $13 million principal amount of variable rate debt outstanding, which primarily represented the $11 million the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $13 million as of March 31, 2026 was 2.70%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our Credit Agreement. We did not have any SOFR-based borrowings outstanding at March 31, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. We have entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €150 million as of March 31, 2026, designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. The arrangement is scheduled to settle in the third quarter of 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2025 Form 10-K, filed on February 26, 2026, contained a description of various legal proceedings in which we are involved. See Note 14 "Commitments and Contingencies" to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for an updated description of certain of those proceedings, which information is incorporated by reference herein.
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of March 31, 2026), please see the 2025 Form 10-K and Note 14 "Commitments and Contingencies" to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q.
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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2025 Form 10-K. The risks described in the report and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2026	1,400	$73.13	1,400	$353,239,309
February 2026	49,686	98.64	—	353,239,309
March 2026	—	—	—	353,239,309
	51,086	$97.95	1,400
_____________
(1)    Includes 49,686 shares withheld in February 2026, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan (as amended and restated effective May 11, 2023).
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were repurchases of 1,400 common stock under the 2014 Program during the three months ended March 31, 2026. As of March 31, 2026, 9,929,683 shares of our common stock had been acquired at an aggregate purchase price of approximately $697 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1
Credit Agreement dated as of April 2, 2026, by and among Westlake Corporation, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1.5 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake's Form 8-K filed on April 6, 2026, File No. 001-32260).

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

WESTLAKE CORPORATION

Date:	May 6, 2026	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 6, 2026	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President and Chief Financial Officer (Principal Financial Officer)