Form 10-Q
period 2026-06-30
WESTLAKE CORP
filed 2026-08-05
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of July 29, 2026 was 127,796,548.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,643	$2,724
Available-for-sale securities	209	204
Accounts receivable, net	1,963	1,504
Inventories	1,754	1,653
Prepaid expenses and other current assets	120	131
Total current assets	5,689	6,216
Property, plant and equipment, net	8,647	8,605
Operating lease right-of-use assets	781	798
Goodwill	1,346	1,314
Customer relationships, net	741	743
Other intangible assets, net	446	439
Equity method investments	1,028	1,062
Other assets, net	761	784
Total assets	$19,439	$19,961
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$890	$783
Accrued and other liabilities	1,429	1,490
Current portion of long-term debt, net	—	497
Total current liabilities	2,319	2,770
Long-term debt, net	5,067	5,087
Deferred income taxes	1,367	1,343
Pension and other post-retirement benefits	272	286
Operating lease liabilities	681	688
Other liabilities	525	492
Total liabilities	10,231	10,666
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at June 30, 2026 and December 31, 2025, respectively	1	1
Common stock, held in treasury, at cost; 6,854,931 and 6,740,232 shares at June 30, 2026 and December 31, 2025, respectively	(532)	(513)
Additional paid-in capital	697	683
Retained earnings	8,655	8,701
Accumulated other comprehensive loss	(116)	(80)
Total Westlake Corporation stockholders' equity	8,705	8,792
Noncontrolling interests	503	503
Total equity	9,208	9,295
Total liabilities and equity	$19,439	$19,961
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions of dollars, except per share data and share amounts)
Net sales	$3,271	$2,953	$5,923	$5,799
Cost of sales	2,619	2,695	5,159	5,309
Gross profit	652	258	764	490
Selling, general and administrative expenses	253	221	489	448
Amortization of intangibles	32	31	62	61
Restructuring, transaction and integration-related costs	3	115	21	122
Income (loss) from operations	364	(109)	192	(141)
Other income (expense)
Interest expense	(55)	(40)	(111)	(79)
Other income, net	29	24	67	61
Income (loss) before income taxes	338	(125)	148	(159)
Provision for income taxes	67	6	34	7
Net income (loss)	271	(131)	114	(166)
Net income attributable to noncontrolling interests	11	11	23	16
Net income (loss) attributable to Westlake Corporation	$260	$(142)	$91	$(182)
Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$2.02	$(1.11)	$0.71	$(1.42)
Diluted	$2.01	$(1.11)	$0.70	$(1.42)
Weighted average common shares outstanding:
Basic	128,039,859	128,238,514	128,016,310	128,273,332
Diluted	128,500,530	128,238,514	128,427,525	128,273,332
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions of dollars)
Net income (loss)	$271	$(131)	$114	$(166)
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	—	1	—	1
Income tax provision on pension and other post-retirement benefits liability	—	—	—	—
Foreign currency translation adjustments
Foreign currency translation gain (loss)	(14)	51	(29)	57
Income tax benefit (provision) on foreign currency translation	(2)	18	(6)	26
Available-for-sale investments
Unrealized holding losses on investments	—	—	(1)	—
Income tax provision on available-for-sale investments	—	—	—	—
Other comprehensive income (loss), net of income taxes	(16)	70	(36)	84
Comprehensive income (loss)	255	(61)	78	(82)
Comprehensive income attributable to noncontrolling interests, net of tax of $1 and $0 for the three months ended June 30, 2026 and 2025, respectively; and net of tax of $2 and $1 for the six months ended June 30, 2026 and 2025, respectively	12	15	23	20
Comprehensive income (loss) attributable to Westlake Corporation	$243	$(76)	$55	$(102)
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2025	134,651,380	$1	6,740,232	$(513)	$683	$8,701	$(80)	$503	$9,295
Net income (loss)	—	—	—	—	—	(169)	—	12	(157)
Other comprehensive loss	—	—	—	—	—	—	(19)	(1)	(20)
Common stock repurchased	—	—	1,400	—	—	—	—	—	—
Shares issued—stock-based compensation	—	—	(201,019)	9	(5)	—	—	—	4
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2026	134,651,380	$1	6,540,613	$(504)	$685	$8,464	$(99)	$504	$9,051
Net income	—	—	—	—	—	260	—	11	271
Other comprehensive income (loss)	—	—	—	—	—	—	(17)	1	(16)
Common stock repurchased	—	—	355,721	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(41,403)	2	(1)	—	—	—	1
Stock-based compensation	—	—	—	—	13	—	—	—	13
Dividends declared	—	—	—	—	—	(69)	—	—	(69)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Balances at June 30, 2026	134,651,380	$1	6,854,931	$(532)	$697	$8,655	$(116)	$503	$9,208
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(in millions of dollars)
Cash flows from operating activities
Net income (loss)	$114	$(166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	570	578
Stock-based compensation expense	20	19
Loss from disposition and write-off of property, plant and equipment	14	16
Deferred income taxes	14	(19)
Other losses, net	13	20
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(463)	(308)
Inventories	(64)	(15)
Prepaid expenses and other current assets	28	12
Accounts payable	123	92
Accrued and other liabilities	(71)	78
Other, net	(74)	(249)
Net cash provided by operating activities	224	58
Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(171)	—
Additions to investments in unconsolidated subsidiaries	(1)	(22)
Additions to property, plant and equipment	(416)	(515)
Proceeds from maturities and paydown of available-for-sale securities	63	—
Purchase of available-for-sale securities	(69)	(192)
Other, net	3	3
Net cash used for investing activities	(591)	(726)
Cash flows from financing activities
Distributions to noncontrolling interests	(23)	(23)
Dividends paid	(137)	(136)
Repayment of senior notes	(496)	—
Repurchase of common stock for treasury	(30)	(30)
Other, net	(18)	(8)
Net cash used for financing activities	(704)	(197)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	30
Net decrease in cash, cash equivalents and restricted cash	(1,080)	(835)
Cash, cash equivalents and restricted cash at beginning of period	2,740	2,935
Cash, cash equivalents and restricted cash at end of period	$1,660	$2,100
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as disclosed in Note 2 "Acquisitions") that are necessary for a fair statement of the Company's financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025, and the changes in its cash position for the six months ended June 30, 2026 and 2025.
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
Recently Issued Accounting Pronouncements
Environmental Credits and Environmental Credit Obligations (ASU 2026-02)
In May 2026, the FASB issued an accounting standards update to establish authoritative guidance on recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The amendments define environmental credits as assets only if it is probable they will be used to settle an environmental credit obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer. The amendments are effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, for public business entities, with early adoption permitted. The transition option is modified retrospective. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial statements.
Accounting for Government Grants Received by Business Entities (ASU 2025-10)
In December 2025, the FASB issued an accounting standards update to establish authoritative guidance on recognition, measurement, presentation, and disclosure of government grants received by business entities. The amendments define government grants as transfers of monetary or tangible non-monetary assets from a government to a business entity (excluding exchange transactions) and leverages principles from IAS 20 while tailoring certain U.S. GAAP requirements. The amendments are effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, for public business entities, with early adoption permitted. The transition options include modified prospective, modified retrospective, or full retrospective. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Hedge Accounting Improvements (ASU 2025-09)
In November 2025, the FASB issued an accounting standards update to clarify and improve certain aspects of hedge accounting guidance in ASC 815. The amendments address five specific areas: (1) similar risk assessment for cash flow hedges, (2) hedging interest payments on choose-your-rate debt, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign currency-denominated debt designated as both a hedging instrument and hedged item. The amendments more closely align hedge accounting with the economics of an entity's risk management activities. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, for public business entities with early adoption permitted. Entities should apply the new guidance prospectively. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial statements.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
2. Acquisitions
PVC and VCM Production Site in Wilhelmshaven, Germany - On June 15, 2026, the Company's German subsidiary, Westlake Vinnolit GmbH & Co. KG, completed the acquisition of a polyvinyl chloride (PVC) and vinyl chloride monomer (VCM) production site located in Wilhelmshaven, Germany (the "Wilhelmshaven plant") for a preliminary purchase price of approximately $109, subject to various adjustments. The acquisition of the Wilhelmshaven plant is expected to expand the Company's global chlorovinyls manufacturing footprint and complement the Company's existing chlorovinyl production facilities in Europe and North America. The assets acquired and liabilities assumed and the results of operations of the Wilhelmshaven plant are included in the Performance and Essential Materials segment. The acquisition is accounted for as a business combination. The preliminary purchase price allocation reflects management's estimates and assumptions, including the recognition of $86 of property, plant and equipment. The remaining assets acquired were primarily inventories. As of June 30, 2026, the Wilhelmshaven plant purchase price allocation is not final and is subject to change.
ACI/Perplastic Group - On January 5, 2026, the Company completed the acquisition of the global compounding solutions businesses of the ACI/Perplastic Group (collectively, "ACI") for a preliminary purchase price of approximately $124, subject to various adjustments. As of June 30, 2026, approximately $40 of the preliminary purchase price is accrued. ACI is a Portugal-based global manufacturer of specialty materials serving the wire and cable sectors. The Company's acquisition consisted of all the equity interest of ACI's entities operating manufacturing locations in Portugal, Mexico, Tunisia and Romania and certain assets located in China. The assets acquired and liabilities assumed and the results of operations of ACI are included in the Housing and Infrastructure Products segment. The preliminary purchase price allocation reflects management's estimates and assumptions, and included the recognition of total intangible assets of $67 and goodwill of $36. The intangible assets primarily comprise of customer relationships and developed technology, with estimated useful lives in the range of 16 to 18 years. The goodwill is primarily attributable to the assembled workforce, synergies and growth in new market segments expected to arise after the acquisition. As of June 30, 2026, the ACI purchase price allocation is not final and is subject to change.
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $17 and $16 at June 30, 2026 and December 31, 2025, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
Available-for-Sale Securities
Investments in securities at June 30, 2026 and December 31, 2025 consisted of available-for-sale debt securities.

	June 30, 2026	December 31, 2025
Available-for-sale securities	$209	$204

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The cost, fair value and fair value levels of the Company's available-for-sale debt securities were as follows:

	June 30, 2026
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$115	$115	Level 2
U.S. government treasury securities	40	39	Level 2
U.S. federal agency securities	11	11	Level 2
Asset-backed securities	39	39	Level 2
Supranational securities	5	5	Level 2
Available-for-sale debt securities	$210	$209

Contractual maturities of debt securities
Within one year	$66	$66
One to five years	133	132
Six to ten years	2	2
After ten years	9	9
Available-for-sale debt securities	$210	$209

	December 31, 2025
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$108	$109	Level 2
U.S. government treasury securities	37	37	Level 2
U.S. federal agency securities	13	13	Level 2
Asset-backed securities	37	37	Level 2
Supranational securities	8	8	Level 2
Available-for-sale debt securities	$203	$204

Contractual maturities of debt securities
Within one year	$63	$63
One to five years	128	129
Six to ten years	2	2
After ten years	10	10
Available-for-sale debt securities	$203	$204
The fair value of the available-for-sale debt securities are determined based on observable market-based inputs, such as quotes from financial reporting services. Unrealized and realized gains and losses, and accrued interest on available-for-sale debt securities for the six months ended June 30, 2026 were immaterial. As of June 30, 2026, no allowance for credit losses was recorded for these investments.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
4. Accounts Receivable
Accounts receivable consisted of the following:

	June 30, 2026	December 31, 2025
Trade customers	$1,716	$1,254
Related parties	2	2
Allowance for credit losses	(26)	(27)
	1,692	1,229
Federal and state taxes	130	158
Other	141	117
Accounts receivable, net	$1,963	$1,504
5. Inventories
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Finished products	$1,024	$1,030
Feedstock, additives, chemicals and other raw materials	453	366
Materials and supplies	277	257
Inventories	$1,754	$1,653
6. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

	Housing and Infrastructure Products Segment	Performance and Essential Materials Segment	Total
Net balances at December 31, 2025	$1,145	$169	$1,314
Goodwill acquired during the period	34	—	34
Measurement period adjustment	2	—	2
Effects of changes in foreign exchange rates	(3)	(1)	(4)
Net balances at June 30, 2026	$1,178	$168	$1,346
The goodwill balance is presented net of accumulated impairment losses of $855 as of June 30, 2026 and December 31, 2025, in the Performance and Essential Materials segment.
7. Accounts Payable
Accounts payable consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable—third parties	$855	$737
Accounts payable to related parties	14	18
Notes and other short-term payable	21	28
Accounts payable	$890	$783

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
3.60% senior notes due August 2026 (the "3.60% 2026 Senior Notes") (1)	$—	$496
Loan related to tax-exempt waste disposal revenue bonds due December 2027 (2)	11	11
1.625% €700 million senior notes due July 2029 (the "1.625% 2029 Senior Notes") (1)	799	822
3.375% senior notes due June 2030 (the "3.375% 2030 Senior Notes") (1)	300	300
3.50% senior notes due November 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes") (1)	250	250
5.550% senior notes due November 2035 (the "5.550% 2035 Senior Notes") (1)	600	600
2.875% senior notes due August 2041 (the "2.875% 2041 Senior Notes") (1)	350	350
5.00% senior notes due August 2046 (the "5.00% 2046 Senior Notes") (1)	700	700
4.375% senior notes due November 2047 (the "4.375% 2047 Senior Notes") (1)	500	500
3.125% senior notes due August 2051 (the "3.125% 2051 Senior Notes") (1)	600	600
6.375% senior notes due November 2055 (the "6.375% 2055 Senior Notes") (1)	600	600
3.375% senior notes due August 2061 (the "3.375% 2061 Senior Notes") (1)	450	450
Term loans due March 2026	—	1
Total long-term debt, principal amount	5,160	5,680
Less:
Unamortized discount and debt issuance costs	93	96
Long-term debt, carrying value	5,067	5,584
Less current portion:
3.60% 2026 Senior Notes (3)	—	496
Current portion of term loans	—	1
Total current portion	—	497
Long-term debt, carrying value, net of current portion	$5,067	$5,087
______________________________
(1)    The par call dates for these Senior Notes are between three to six months prior to the respective maturity dates, except for the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes for which the par call date is November 2027.
(2)    Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent. The interest rate on the waste disposal revenue bonds at June 30, 2026 was 2.80%.
(3)    On May 29, 2026, the Company redeemed all of its outstanding 3.60% 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest through the redemption date.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Unamortized debt issuance costs on long-term debt were $42 and $42 at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company was in compliance with all of its long-term debt covenants.
Notes Redemption
On May 29, 2026, the Company redeemed all $496 aggregate principal amount of its outstanding 3.60% 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest through the redemption date.
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
As of June 30, 2026, the Company had no borrowings or letters of credit outstanding, had borrowing availability of $1,500, under the New Credit Agreement, and was in compliance with the total leverage ratio financial maintenance covenant.
As of June 30, 2026, the Company had $51 standby letters of credit, made in the ordinary course of business.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2026 and 2025 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Available-for-sale Securities, Net of Tax	Total
Balances at December 31, 2025	$44	$(125)	$1	$(80)
Net other comprehensive loss attributable to Westlake Corporation	—	(18)	(1)	(19)
Balances at March 31, 2026	44	(143)	—	(99)
Net other comprehensive loss attributable to Westlake Corporation	—	(17)	—	(17)
Balance at June 30, 2026	$44	$(160)	$—	$(116)

Balances at December 31, 2024	$54	$(198)	$—	$(144)
Net other comprehensive income attributable to Westlake Corporation	—	14	—	14
Balances at March 31, 2025	54	(184)	—	(130)
Net other comprehensive income attributable to Westlake Corporation	1	65	—	66
Balance at June 30, 2025	$55	$(119)	$—	$(64)
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
The Company has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. See Note 3 "Financial Instruments" to the unaudited consolidated financial statements in this Form 10-Q for a discussion of the Company's investments in available-for-sale securities.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The carrying and fair values of the Company's total long-term debt are summarized below:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,067	$4,350	$5,584	$4,873

11. Income Taxes
The effective income tax rate, on income before income taxes of $338, was 19.8% for the three months ended June 30, 2026 as compared to the effective income tax rate, on loss before income taxes of $125, of (4.8)% for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 of 19.8% was below the statutory rate of 21.0% primarily due to U.S. federal research and development credits available to the Company, partially offset by state and foreign taxes. The effective income tax rate for the three months ended June 30, 2025 was below the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, for which no tax benefit can be recognized, U.S. federal research and development credits available to the Company, state tax benefits and income attributable to noncontrolling interests, partially offset by an increase in reserves for uncertain tax positions and foreign taxes, and the impact of earnings mix across jurisdictions. These adjustments had an inflated impact on the effective income tax rate due to the pre-tax loss for the three months ended June 30, 2025.
The effective income tax rate, on income before income taxes of $148, was 23.0% for the six months ended June 30, 2026 as compared to the effective income tax rate, on loss before income taxes of $159, of (4.4)% for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 was above the statutory rate of 21.0% primarily due to state and foreign taxes, partially offset by U.S. federal research and development credits available to the Company. The effective income tax rate for the six months ended June 30, 2025 was below the statutory rate of 21.0% primarily due to a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, for which no tax benefit can be recognized, U.S. federal research and development credits available to the Company, state tax benefits and income attributable to noncontrolling interests, partially offset by an increase in reserves for uncertain tax positions and foreign taxes and the impact of earnings mix across jurisdictions. These adjustments had an inflated impact on the effective income tax rate due to the pre-tax loss for the six months ended June 30, 2025.
12. Earnings (Loss) and Dividends per Share
Earnings (Loss) per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Westlake Corporation	$260	$(142)	$91	$(182)
Less:
Net income (loss) attributable to participating securities	1	(1)	—	(1)
Net income (loss) attributable to common stockholders	$259	$(141)	$91	$(181)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table reconciles the denominator for the basic and diluted earnings (loss) per share computations shown in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common shares—basic	128,039,859	128,238,514	128,016,310	128,273,332
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	460,671	—	411,215	—
Weighted average common shares—diluted	128,500,530	128,238,514	128,427,525	128,273,332

Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$2.02	$(1.11)	$0.71	$(1.42)
Diluted	$2.01	$(1.11)	$0.70	$(1.42)
Options to purchase 1,124,419 and 1,007,138 shares of common stock for the three months ended June 30, 2026 and 2025, respectively, and 1,025,210 and 769,646 shares of common stock for the six months ended June 30, 2026 and 2025, respectively, are excluded from the computation of diluted earnings per share. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive. Performance stock units of 168,724 and 191,441 for the three and six months ended June 30, 2025, respectively, were also excluded from the computation of diluted earnings per share, for the respective 2025 periods, because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividends per common share	$0.5300	$0.5250	$1.0600	$1.0500
13. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of June 30, 2026, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the six months ended June 30, 2026 was as follows:

Investment in LACC
Balance at December 31, 2025	$991
Depreciation and amortization	(27)
Balance at June 30, 2026	$964
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The total contract liabilities, primarily included in other liabilities on the balance sheet, were as follows:

	Six Months Ended June 30,
	2026	2025
Balance at January 1,	$147	$62
Revenues recognized that were included in the contract liability balances at the beginning of the period	(4)	(2)
Increases due to cash received and due, excluding amounts recognized as revenues during the period	15	—
Balance at June 30,	$158	$60
As of June 30, 2026, the remaining performance obligations were $185, representing the fixed components of the transaction price, expected to be recognized over the remaining term of the Company's revenue contracts.
Other Assets, Net
Other assets, net were $761 and $784 at June 30, 2026 and December 31, 2025, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $397 and $433 at June 30, 2026 and December 31, 2025, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,429 and $1,490 at June 30, 2026 and December 31, 2025, respectively. Accrued rebates and accrued operating lease liability, which is a component of accrued and other liabilities, was $239 and $128 at June 30, 2026 and $225 and $138 at December 31, 2025, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $22 and $31 at June 30, 2026 and December 31, 2025, respectively.
Restructuring, Transaction and Integration-Related Costs
Restructuring, transaction and integration-related expenses for the three and six months ended June 30, 2026, were $3 and $21, respectively, and primarily related to the closures of the Pernis facility, certain North American chlorovinyls facilities and a styrene facility. Restructuring, transaction and integration-related expenses for the three and six months ended June 30, 2025, were $115 and $122, respectively, and primarily comprised of closure costs associated with the Pernis facility and the PVC resin unit at the Suzhou Huasu Plastics plant located in China.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Pernis Facility Closure
The Company ceased operations of its Pernis facility in 2025. The total costs recognized by the Company in 2025 as a result of this closure was $247, which comprised of $15 related to inventory write-off, in addition to asset retirement obligations, severance and separation costs and contract termination and other plant shutdown costs. The Company expects to recognize additional charges related to severance and separation costs of $4 in future periods in connection with the plant closure. The Company expects to complete the closure plan by the end of 2030. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.
The following table sets forth the accrual activity related to the closure of the Pernis facility included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets and the cumulative charges recognized:

	Asset Retirement Obligations	Severance and Separation Costs	Contract Termination and Other Costs	Total
Balances at December 31, 2025	$99	$25	$102	$226
2026 charges and change in estimates	4	2	(2)	4
Payments	(13)	(11)	(4)	(28)
Foreign currency translation	(2)	—	(2)	(4)
Balances at March 31 2026	88	16	94	198
2026 charges and change in estimates	(3)	1	(2)	(4)
Payments	(11)	(2)	(4)	(17)
Foreign currency translation	(1)	(1)	—	(2)
Balances at June 30, 2026	$73	$14	$88	$175
Cumulative charges recognized as of June 30, 2026	$123	$30	$154	$307
Certain North American Chlorovinyls Facilities and Styrene Facility Closures
In December 2025, the Company ceased operations of certain of the Company's North American chlorovinyls production facilities, including (i) its polyvinyl chloride plant at the Aberdeen, Mississippi facility, (ii) its vinyl chloride monomer plant at the Lake Charles, Louisiana North facilities, and (iii) one of its diaphragm chlor-alkali units at the Lake Charles, Louisiana South facilities, as well as (iv) its styrene production plant located at the Lake Charles, Louisiana facilities. The total costs recognized by the Company in 2025 as a result of these closures was $393, which comprised of $287 related to accelerated depreciation and amortization and $30 related to asset write-offs, in addition to asset retirement obligations, severance and separation costs and other plant shutdown costs. The Company expects to recognize additional charges related to severance and separation costs of $1 and other plant shutdown costs of $6 in future periods in connection with these closures. The Company expects to complete the closure plan for these facilities by the end of 2027. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table sets forth the accrual activity related to the closure of the Chlorovinyls and Styrene facilities included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets:

	Asset Retirement Obligations	Severance and Separation Costs	Other Plant Shutdown Costs	Total
Balances at December 31, 2025	$52	$17	$7	$76
2026 charges and change in estimates	—	3	8	11
Payments	(18)	(16)	(10)	(44)
Balances at March 31, 2026	34	4	5	43
2026 charges and change in estimates	2	1	4	7
Payments	(16)	(1)	(7)	(24)
Balances at June 30, 2026	$20	$4	$2	$26
Cumulative charges recognized as of June 30, 2026	$54	$21	$19	$94
Other Income, Net
Other income, net for all periods presented in the consolidated statement of operations, primarily comprised of interest income.
Supplemental Cash Flow Information
Right-of-use assets obtained in exchange for operating lease obligations were $83 and $90 for the six months ended June 30, 2026 and 2025, respectively.
Non-cash Investing Activities
Capital expenditure related liabilities, included in accounts payable and accrued and other liabilities, were $84 and $111 at June 30, 2026 and June 30, 2025, respectively.

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
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers, and were filed on behalf of certain named plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the United States. The plaintiffs in the direct purchaser putative class and the indirect purchaser putative class sought $861 and $500, respectively, in single damages from the defendants, in addition to treble damages and attorney's fees in each case. The District Court has denied class certification for both the direct and indirect purchaser plaintiffs and the U.S. Court of Appeals for the Second Circuit denied the direct and indirect purchaser plaintiffs' petitions for leave to file an interlocutory appeal. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements. Beginning in October 2020, similar class action proceedings were filed in Canada on behalf of all residents of Canada who purchased caustic soda or products containing caustic soda from October 1, 2015 through the present or such date deemed appropriate by the court. The plaintiff and defendants have agreed to a combined settlement, of which the Company is responsible for paying approximately $0.35. The settlement remains subject to court approval, which is pending. The Company was also named as a defendant in a July 2023 claim now pending before the U.K. Competition Appeal Tribunal alleging that the Company and other producers sought to manipulate a third-party pricing index used in pricing sales of caustic soda, in violation of English and E.U. competition laws. The plaintiff alleges damages of approximately €80 million. At this time, the Company is not able to estimate the impact that this lawsuit could have on the Company's consolidated financial statements.
Ethylene Antitrust. The Company and other ethylene consumers were the subject of a decision issued by the European Commission (Decision AT.40410 – Ethylene) on July 14, 2020 relating to the exchange of certain commercial and pricing-related information and in fixing a price element related to certain purchases of ethylene between December 2011 and March 2017 (the "European Commission Decision"). Following the decision, the Company and other ethylene consumers have been named as defendants in a series of fourteen similar lawsuits in the Netherlands and Germany by various producers and sellers of ethylene and ethylene derivatives, which generally allege that the defendants (i) conspired to lower the purchase price for ethylene and ethylene derivatives and thus (ii) caused a cartel-induced undercharge for certain ethylene and/or ethylene derivative sales to the defendants and other third parties during the period identified in the European Commission Decision and for 24 months thereafter. Certain of the lawsuits allege damages of approximately €11,203 million in the aggregate (plus statutory interest accruing from the relevant dates) while the other lawsuits seek declaratory judgments establishing that the defendants are jointly and severally liable for an unspecified amount of damages.
On July 29, 2026, the District Court of Amsterdam dismissed the plaintiffs' claims against the Company and the other defendants in (i) the lawsuit filed by Shell Chemical Europe B.V. ("SCE") in March 2023, in which SCE had alleged damages of approximately €1,025 million (plus statutory interest), and (ii) the lawsuit filed by Stichting Ethylene Claims ('Stichting") in November 2023, in which Stichting had sought a declaratory judgment without specifying an amount of damages. Both dismissals are subject to appeal by the plaintiffs. The other twelve lawsuits are still pending at first instance courts. At this time, the Company is not able to estimate the impact that these lawsuits, including any potential appeals, could have on the Company's consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
PVC Pipe Antitrust. The Company and other manufacturers of PVC pipe and fittings have been named as defendants in ten putative class action civil lawsuits filed in Illinois between August 2024 and June 2025 and in one lawsuit in British Columbia, Canada in September 2025 which generally allege that PVC pipe and fittings manufacturers conspired with each other and an industry publication (OPIS) to fix, raise, maintain and stabilize the prices of PVC pipe and fittings in the United States and Canada, resulting in the plaintiffs paying artificially high prices for PVC pipe and fittings. The plaintiffs in these cases assert violations of various U.S. federal and state competition and consumer protection laws and Canadian competition and common laws, and seek relief including injunctive relief, damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. The U.S. Department of Justice intervened and was granted a partial stay of discovery in the U.S. litigation due to its ongoing antitrust investigation of manufacturers of PVC pipe and others. In March 2026, the Company entered into a settlement agreement with the direct purchaser plaintiffs in the U.S. litigation pursuant to which, subject to the satisfaction of certain conditions, including receipt of preliminary and final court approval of the settlement, the Company agreed to pay $67 to settle the direct purchaser plaintiffs' claims in the U.S. litigation. The Company accrued $67 in the first quarter of 2026 and the settlement amount was paid in the second quarter of 2026. The claims by the indirect purchaser plaintiffs in the U.S. litigation remain pending. In April 2026, the court preliminarily approved the proposed settlement with the direct purchaser plaintiff class in the U.S. litigation. A class certification hearing has not yet been scheduled in the British Columbia proceeding. At this time, the Company is not able to estimate the impact that the remaining lawsuits could have on the Company's consolidated financial statements.
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Sulphur Mines Dome. The Louisiana Department of Conservation and Energy ("LDCE"), (formerly known as Louisiana Department of Energy and Natural Resources) issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's salt solution-mining caverns at the Sulphur Mines Dome in Sulphur, Louisiana, which required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation. Following another pressure event in June 2024, LDCE ordered the Company to take additional measures at the brine caverns, including the construction of a dome-wide containment structure. As of June 30, 2026, the Company had accrued an estimated liability of approximately $22 in connection with monitoring wells and other remedial activities, and additional compliance costs will continue to be incurred. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements. In November 2024, Yellow Rock LLC ("Yellow Rock") filed an amended petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly withdrew and sold oil belonging to Yellow Rock and asserting claims of negligence and breach of duties by the Company in connection with the operation and maintenance of caverns at the Sulphur Mines Dome, alleging damages to Yellow Rock's mineral rights in excess of $100. The lawsuit remains pending. In June 2025, Yellow Rock filed a separate petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly extracted salt and brine belonging to Yellow Rock. That lawsuit was dismissed with prejudice in February 2026, and it is currently being appealed. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements.
Environmental Contingencies and Reasonably Possible Matters. As of June 30, 2026 and December 31, 2025, the Company had accrued an estimated liability for environmental contingencies totaling approximately $66 and $69, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and, if necessary, remediation, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved for contingencies that are probable and reasonably estimable as discussed above, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $100 to $170.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net external sales
Housing and Infrastructure Products
Housing Products	$1,011	$980	$1,799	$1,818
Infrastructure Products	241	180	446	338
Total Housing and Infrastructure Products	1,252	1,160	2,245	2,156
Performance and Essential Materials
Performance Materials	1,236	1,022	2,239	2,078
Essential Materials	783	771	1,439	1,565
Total Performance and Essential Materials	2,019	1,793	3,678	3,643
Total reportable segments and consolidated	$3,271	$2,953	$5,923	$5,799

Intersegment sales
Housing and Infrastructure Products	$—	$—	$—	$—
Performance and Essential Materials	133	117	231	225
Total reportable segments	$133	$117	$231	$225

Significant segment expenses
Housing and Infrastructure Products
Raw material, energy, manufacturing and logistics costs	$866	$778	$1,637	$1,465
Depreciation and amortization	42	36	82	71
Total cost of sales	$908	$814	$1,719	$1,536
Selling, general and administrative expenses	112	105	217	213
Depreciation and amortization	20	19	40	37
Restructuring, transaction and integration-related costs	—	—	1	—

Performance and Essential Materials
Raw material, energy, manufacturing and logistics costs	$1,626	$1,776	$3,246	$3,560
Depreciation and amortization	209	223	417	437
Total cost of sales	$1,835	$1,999	$3,663	$3,997
Selling, general and administrative expenses	117	101	227	204
Depreciation and amortization	13	13	26	26
Restructuring, transaction and integration-related costs	2	115	19	122

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from operations
Housing and Infrastructure Products	$212	$222	$268	$370
Performance and Essential Materials	185	(318)	(26)	(481)
Total reportable segments	$397	$(96)	$242	$(111)

Depreciation and amortization
Housing and Infrastructure Products	$62	$55	$122	$108
Performance and Essential Materials	222	236	443	463
Total reportable segments	284	291	565	571
Corporate and other	2	4	5	7
Consolidated	$286	$295	$570	$578

Other income (loss), net
Housing and Infrastructure Products	$2	$(2)	$4	$—
Performance and Essential Materials	9	4	18	13
Total reportable segments	11	2	22	13
Corporate and other	18	22	45	48
Consolidated	$29	$24	$67	$61

Provision for (benefit from) income taxes
Housing and Infrastructure Products	$52	$4	$65	$37
Performance and Essential Materials	20	3	(27)	(33)
Total reportable segments	72	7	38	4
Corporate and other	(5)	(1)	(4)	3
Consolidated	$67	$6	$34	$7

Capital expenditures
Housing and Infrastructure Products	$36	$42	$88	$76
Performance and Essential Materials	164	224	313	436
Total reportable segments	200	266	401	512
Corporate and other	7	1	15	3
Consolidated	$207	$267	$416	$515

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
A reconciliation of total reportable segments income (loss) from operations to consolidated loss before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total reportable segments income (loss) from operations	$397	$(96)	$242	$(111)
Corporate and other loss from operations	(33)	(13)	(50)	(30)
Interest expense	(55)	(40)	(111)	(79)
Other income, net	29	24	67	61
Income (loss) before income taxes	$338	$(125)	$148	$(159)

	June 30, 2026	December 31, 2025
Total assets
Housing and Infrastructure Products	$5,290	$4,913
Performance and Essential Materials (1)	12,280	12,091
Total reportable segments	17,570	17,004
Corporate and other	1,869	2,957
Consolidated	$19,439	$19,961
______________________________
(1)Includes equity method investments of $1,028 and $1,062 as of June 30, 2026 and December 31, 2025, respectively.
16. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units. As of June 30, 2026, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.

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
Recent Developments
Acquisition of PVC and VCM Production Site in Wilhelmshaven, Germany
On June 15, 2026, the Company's German subsidiary, Westlake Vinnolit GmbH & Co. KG, completed the acquisition of a PVC and vinyl chloride monomer ("VCM") production site located in Wilhelmshaven, Germany (the "Wilhelmshaven plant") for a preliminary purchase price of approximately $109 million, subject to various adjustments. The Wilhelmshaven plant has the capacity to produce 838 million pounds of PVC and 882 million pounds of VCM annually. The Wilhelmshaven plant benefits from advantageous logistical infrastructure, including a deep-water dock that enables efficient raw-materials supply. The acquisition is expected to expand the Company's global chlorovinyls manufacturing footprint and complement the Company's existing chlorovinyl production facilities in Europe and North America. The assets acquired and liabilities assumed and the results of operations of the Wilhelmshaven plant are included in the Performance and Essential Materials segment.
Redemption of 3.60% 2026 Senior Notes
On May 29, 2026 the Company redeemed all $496 million aggregate principal amount of its outstanding 3.60% 2026 Senior Notes at a price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest through the redemption date.
Replacement of Credit Agreement
On April 2, 2026, the Company entered into a credit agreement for an unsecured revolving credit facility in an aggregate principal amount of up to $1.5 billion. The new revolving credit facility replaces the Company's previous $1.5 billion revolving credit facility, which was terminated on April 2, 2026. See Liquidity and Capital Resources—Debt—Credit Agreement below, and Note 8 "Long-Term Debt" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q, for more information.
Middle East Conflict
In February 2026, a military conflict primarily involving the United States, Israel and Iran commenced in the Middle East. As a result, the global energy, petrochemical and transportation markets have experienced significant volatility and supply constraints with naphtha based petrochemical producers in particular facing significantly higher production costs and feedstock supply limitations. Although we do not have operations in the Middle East and the substantial majority of our energy and feedstock requirements are sourced from North America and do not use naphtha-based supply, the ongoing disruptions to global shipping and elevated logistical costs continue to create inflationary pressures across our broader supply-chain. These disruptions may continue for an undeterminable period of time, leading to higher costs for feedstocks and energy and logistics services. We are actively assessing these conditions and their potential impact on our global operations. Please also see our Outlook section below for discussion of potential impacts on our HIP and PEM segments.

Outlook
Housing and Infrastructure Products
Our HIP segment is primarily comprised of residential building products, PVC pipe and fittings, and compound products made from PVC and other polymers. Our sales are affected by the level of new home construction and home repair and remodeling activity, particularly in North America, water infrastructure spending for our pipe and fittings business, as well as the decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk, and customer decision on product selection based on price, aesthetics, and performance among other characteristics. Performance of our HIP businesses generally reflects the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Repair and Remodeling Index (RRI) provided by the National Association of Home Builders (the "NAHB") among others. We also expect that the preceding historically low level of residential housing construction that has resulted in an undersupply of existing housing may benefit our HIP segment in the medium to long-term. Furthermore, the ongoing geopolitical volatility in the Middle East has impacted the global supply of crude oil and increased crude oil prices, increasing our distribution and certain raw material costs. Additionally, while recent U.S. Federal Reserve actions to cut interest rates have supported an improved outlook for North American housing demand, a prolonged Middle East conflict and other uncertainties may create sustained inflationary pressures which may impede further interest rate reductions, or cause interest rates to rise, adversely affecting demand for our products and our margins.
Performance and Essential Materials
Our PEM segment manufactures products such as ethylene, PE, chlor-alkali, chlorinated derivative products, ethylene dichloride, VCM and PVC, many of which are used in our integrated vinyls production chain. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between global supply and demand and the resulting operating rates, the level of general economic activity, turnaround activities and the price of raw materials. We have continued to experience lower prices, increased supply and weaker demand for most of our PEM products globally since 2022. However, the current geopolitical volatility in the Middle East due to the conflict that commenced in February 2026 created feedstock shortages and higher production costs for naphtha-based manufacturers in Asia, driving up global prices for performance and essential materials products. Our North American operations have been less affected by the conflict and hold a competitive advantage due to lower natural gas and power costs, creating opportunities to increase price and supply to domestic and global markets. However, we remain cautious of headwinds impacting our operations in Europe and Asia, including slower economic growth in China, margin compression, and trade disruptions from tariffs. Significant uncertainties remain regarding the duration of the war in Ukraine, the resolution of the Middle East conflict, the subsequent recovery period, return of supply-chain stability in the Middle East and potential broader demand destruction due to inflationary pressures.

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

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the three and six months ended June 30, 2026 and 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions of dollars, except per share data)
Net external sales
Housing and Infrastructure Products
Housing Products	$1,011	$980	$1,799	$1,818
Infrastructure Products	241	180	446	338
Total Housing and Infrastructure Products	1,252	1,160	2,245	2,156
Performance and Essential Materials
Performance Materials	1,236	1,022	2,239	2,078
Essential Materials	783	771	1,439	1,565
Total Performance and Essential Materials	2,019	1,793	3,678	3,643
	$3,271	$2,953	$5,923	$5,799

Income (loss) from operations
Housing and Infrastructure Products	$212	$222	$268	$370
Performance and Essential Materials	185	(318)	(26)	(481)
Corporate and other	(33)	(13)	(50)	(30)
Total income (loss) from operations	364	(109)	192	(141)
Interest expense	(55)	(40)	(111)	(79)
Other income, net	29	24	67	61
Provision for income taxes	67	6	34	7
Net income (loss)	271	(131)	114	(166)
Net income attributable to noncontrolling interests	11	11	23	16
Net income (loss) attributable to Westlake Corporation	$260	$(142)	$91	$(182)
Earnings (loss) per share	$2.01	$(1.11)	$0.70	$(1.42)
EBITDA (1)	$679	$210	$829	$498
Free Cash Flow (2)	$111	$(132)	$(192)	$(457)
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income (Loss), Income (Loss) from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Housing and Infrastructure Products	-3%	+10%	-3%	+7%
Performance and Essential Materials	+14%	-2%	+6%	-5%
Company average	+8%	+3%	+3%	-1%

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-17%	+10%
Feedstock (Ethane)	-11%	-13%
Reconciliation of EBITDA to Net Income (Loss), Income (Loss) from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income (loss), income (loss) from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions of dollars)
Net cash provided by operating activities	$318	$135	$224	$58
Changes in operating assets and liabilities and other	(67)	(284)	(96)	(243)
Deferred income taxes	20	18	(14)	19
Net income (loss)	271	(131)	114	(166)
Less:
Other income, net	29	24	67	61
Interest expense	(55)	(40)	(111)	(79)
Provision for income taxes	(67)	(6)	(34)	(7)
Income (loss) from operations	364	(109)	192	(141)
Add:
Depreciation and amortization	286	295	570	578
Other income, net	29	24	67	61
EBITDA	$679	$210	$829	$498
Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions of dollars)
Net cash provided by operating activities	$318	$135	$224	$58
Less:
Additions to property, plant and equipment	207	267	416	515
Free cash flow	$111	$(132)	$(192)	$(457)

Summary
For the second quarter ended June 30, 2026, net income attributable to Westlake Corporation was $260 million, or $2.01 per diluted share, on net sales of $3,271 million. This represents an increase in net income attributable to Westlake Corporation of $402 million, or $3.12 per diluted share, compared to the second quarter ended June 30, 2025, net loss attributable to Westlake Corporation of $142 million, or $1.11 per diluted share, on net sales of $2,953 million. Income from operations was $364 million for the quarter ended June 30, 2026, as compared to loss from operations of $109 million for the quarter ended June 30, 2025, an increase of $473 million. The increase in net income and income from operations was primarily due to higher sales prices for polyethylene and PVC resin, higher sales volumes for pipe and fittings, caustic soda and epoxy resin, and lower fuel and ethane feedstock costs. Additionally, the increase in net income and income from operations included contribution from the global compounding solutions businesses of the ACI/Perplastic Group (collectively, "ACI"), which was acquired in January 2026. These positive contributions were partially offset by lower pipe and fittings sales prices in the second quarter ended June 30, 2026, as compared to the second quarter ended June 30, 2025. The net income attributable to Westlake Corporation was also negatively affected by higher interest expense in the second quarter ended June 30, 2026, which resulted from a higher average debt balance as compared to the second quarter ended June 30, 2025. The net income and income from operations of the comparable second quarter ended June 30, 2025 were negatively impacted by the recognition of charges of $115 million, related to the closure of the Pernis, Netherlands facility and the closure of operations of the PVC resin unit at the Suzhou Huasu Plastics plant in China.
For the six months ended June 30, 2026, net income attributable to Westlake Corporation was $91 million, or $0.70 per diluted share, on net sales of $5,923 million. This represents an increase in net income attributable to Westlake Corporation of $273 million, or $2.12 per diluted share, compared to the six months ended June 30, 2025, net loss attributable to Westlake Corporation of $182 million, or $1.42 per diluted share, on net sales of $5,799 million. Income from operations was $192 million for the six months ended June 30, 2026, as compared to loss from operations of $141 million for the six months ended June 30, 2025, an increase of $333 million. The increase in net income and income from operations in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin, higher sales volumes for pipe and fittings and polyethylene, ACI related compounds sales volumes, and lower ethane feedstock costs. These positive contributions were negatively impacted by higher fuel costs, the recognition of a litigation charge of $67 million related to the settlement of certain PVC pipe antitrust litigation in March 2026, lower pipe and fittings sales prices and lower sales volumes for several of our products. The net income and income from operations of the comparable six months ended June 30, 2025, was negatively impacted by the recognition of charges of $115 million, related to the closure of the Pernis, Netherlands facility and the closure of operations of the PVC resin unit at the Suzhou Huasu Plastics plant in China.
RESULTS OF OPERATIONS
Second Quarter 2026 and Six Months Ended June 30, 2026 Compared with Second Quarter 2025 and Six Months Ended June 30, 2025
(Amounts in tables are in millions of dollars)

			Change
Net sales	2026	2025	$	%
Second Quarter ended June 30,	$3,271	$2,953	$318	11%
Six Months ended June 30,	5,923	5,799	124	2%
Net sales increased by $318 million in the second quarter of 2026 compared to the second quarter of 2025. Average sales prices for the second quarter of 2026 increased by 8% as compared to the second quarter of 2025, primarily because of higher sales prices for polyethylene and PVC resin, partially offset by lower pipe and fittings sales prices. Sales volumes increased by 3% in the second quarter of 2026 as compared to the second quarter of 2025, primarily due to higher sales volumes for pipe and fittings, caustic soda, and epoxy resin, and ACI related compounds sales volumes. These increases in sales volumes were partially offset by lower PVC resin and styrene sales volumes primarily due to certain North American vinyl plants and styrene plant closures in December 2025 as part of our footprint optimization actions.
Net sales increased by $124 million in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Average sales prices for the six months ended June 30, 2026, increased by 3% as compared to the six months ended June 30, 2025, primarily as a result of higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin, partially offset by lower pipe and fittings sales prices. Sales volumes decreased by 1% in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to lower sales volumes for PVC resin, chlorine, caustic soda, styrene and building products, which were partially offset by higher pipe and fittings and polyethylene sales volumes, and ACI related compounds sales volumes.

			Change
Gross profit	2026	2025	$	%
Second Quarter ended June 30,	$652	$258	$394	153%
Six Months ended June 30,	764	490	274	56%
Gross profit margin
Second Quarter ended June 30,	20%	9%
Six Months ended June 30,	13%	8%
The increase in gross profit margin in the second quarter of 2026, as compared to the second quarter of 2025 was primarily due to higher sales prices for polyethylene and PVC resin, and higher sales volumes for pipe and fittings, caustic soda, and epoxy resin, ACI related compounds sales volumes, and lower fuel and ethane feedstock costs. These positive contributions were partially offset by lower pipe and fittings sales prices.
The increase in gross profit margin in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin, and higher sales volumes for pipe and fittings, and polyethylene, ACI related compounds sales volumes, and lower ethane feedstock costs. These increases were negatively impacted by higher fuel costs, the recognition of a litigation charge of $67 million related to the settlement of certain PVC pipe antitrust litigation in March 2026, lower pipe and fittings sales prices and lower sales volumes for several of our products.

			Change
Selling, general and administrative expenses	2026	2025	$	%
Second Quarter ended June 30,	$253	$221	$32	14%
Six Months ended June 30,	489	448	41	9%
The increase in selling, general and administrative expenses in the second quarter of 2026 compared with the second quarter of 2025 and in the six months ended June 30, 2026 compared with the six months ended June 30, 2025, were primarily due to higher employee compensation, legal and other consulting and technology-related expenses. The higher selling, general and administrative expenses were also partially due to ACI related expenses.

			Change
Amortization of intangibles	2026	2025	$	%
Second Quarter ended June 30,	$32	$31	$1	3%
Six Months ended June 30,	62	61	1	2%
Amortization expenses related to intangible assets were consistent in the second quarter of 2026, with the second quarter of 2025, and in the six months ended June 30, 2026 with the six months ended June 30, 2025.

			Change
Restructuring, transaction and integration-related costs	2026	2025	$	%
Second Quarter ended June 30,	$3	$115	$(112)	(97)%
Six Months ended June 30,	21	122	(101)	(83)%
Restructuring, transaction and integration-related costs in the second quarter of 2026 primarily consisted of facility closure costs, which are recognized over time. The restructuring, transaction and integration-related costs in the second quarter of 2025 comprised of $108 million related to the closure of the Pernis, Netherlands facility and $7 million related to the closure of the PVC resin unit at the Suzhou Huasu Plastics plant located in China.
Restructuring, transaction and integration-related costs in the six months ended June 30, 2026, primarily consisted of facility closure costs, which are recognized over time, related to the closures of certain North American chlorovinyls facilities, the styrene facility and the Pernis, Netherlands facility. The restructuring, transaction and integration-related costs in the six months ended June 30, 2025, primarily comprised of $108 million related to the closure of the Pernis facility located in the Netherlands and $7 million related to the closure of the PVC resin unit at the Suzhou Huasu Plastics plant located in China.

			Change
Interest expense	2026	2025	$	%
Second Quarter ended June 30,	$(55)	$(40)	$15	38%
Six Months ended June 30,	(111)	(79)	32	41%
Interest expense in the second quarter of 2026 as compared to the second quarter of 2025, and in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was higher due to a higher average debt balance as a result of the issuance of $600 million aggregate principal amount of 5.550% senior notes due 2035 and $600 million aggregate principal amount of 6.375% senior notes due 2055 in November 2025. The impact of these debt increases was partially offset by the repurchase of $254 million aggregate principal amount of the outstanding 3.60% 2026 Senior Notes pursuant to a tender offer in November 2025 and the redemption of $496 million aggregate principal amount of the remaining outstanding 3.60% 2026 Senior Notes in May 2026.

			Change
Other income, net	2026	2025	$	%
Second Quarter ended June 30,	$29	$24	$5	21%
Six Months ended June 30,	67	61	6	10%
Other income, net in the second quarter of 2026 was consistent with the second quarter of 2025 and in the six months ended June 30, 2026 was consistent with the six months ended June 30, 2025. Other income, net, for all the periods presented primarily comprised of interest income.

	2026	2025
Provision for income taxes
Income tax expense
Second Quarter ended June 30,	$67	$6
Six Months ended June 30,	34	7
Effective Income Tax Rate
Second Quarter ended June 30,	19.8%	(4.8)%
Six Months ended June 30,	23.0%	(4.4)%
The effective tax rates were higher in the second quarter of 2026 compared to the second quarter of 2025 and in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a higher valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss in the second quarter of 2025 and in the six months ended June 30, 2025 and higher state taxes in the second quarter of 2026 and in the six months ended June 30, 2026.

Housing and Infrastructure Products Segment

			Change
	2026	2025	$	%
Housing and Infrastructure Products Net Sales
Second Quarter ended June 30,
Housing Products	$1,011	$980	$31	3%
Infrastructure Products	241	180	61	34%
Total Housing and Infrastructure Products	$1,252	$1,160	$92	8%
Six Months ended June 30,
Housing Products	$1,799	$1,818	$(19)	(1)%
Infrastructure Products	446	338	108	32%
Total Housing and Infrastructure Products	$2,245	$2,156	$89	4%
Net sales for the HIP segment increased by $92 million in the second quarter of 2026 compared to the second quarter of 2025. Total sales volumes for the HIP segment increased by 10% in the second quarter of 2026 as compared to the second quarter of 2025, due to higher pipe and fittings and ACI compounds sales volumes. Average sales prices for the HIP segment decreased by 3% in the second quarter of 2026 as compared to the second quarter of 2025, primarily due to lower sales prices for pipe and fittings. Higher sales of infrastructure products in the second quarter of 2026 were largely attributable to compounds sold by ACI, which was acquired in January 2026.
Net sales for the HIP segment increased by $89 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Total sales volumes for the HIP segment increased by 7% in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to higher pipe and fittings and ACI compounds sales volumes, partially offset by lower building products sales volumes. Average sales prices for the HIP segment decreased by 3% in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to lower sales prices for pipe and fittings. Lower sales of housing products in the six months ended June 30, 2026 were primarily due to lower sales volumes for our roofing building products. Higher sales of infrastructure products in the second quarter of 2026 were largely attributable to compounds sold by ACI.

			Change
Income from operations	2026	2025	$	%
Second Quarter ended June 30,	$212	$222	$(10)	(5)%
Six Months ended June 30,	268	370	(102)	(28)%
The decrease in income from operations for the HIP segment in the second quarter of 2026, as compared to the second quarter of 2025, was primarily due to lower sales prices for pipe and fittings, which was partially offset by higher pipe and fittings and ACI related compounds sales volumes.
The decrease in income from operations for the HIP segment in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to lower sales prices for pipe and fittings and lower sales volumes for building products. The HIP segment performance was also negatively impacted by the recognition of a litigation charge of $67 million related to PVC pipe antitrust litigation settlement for certain plaintiffs in the second quarter of 2026. The impact of these decreases was partially offset by higher pipe and fittings and ACI related compounds sales volumes.

Performance and Essential Materials Segment

			Change
	2026	2025	$	%
Performance and Essential Materials Net Sales
Second Quarter ended June 30,
Performance Materials	$1,236	$1,022	$214	21%
Essential Materials	783	771	12	2%
Total Performance and Essential Materials	$2,019	$1,793	$226	13%
Six Months ended June 30,
Performance Materials	$2,239	$2,078	$161	8%
Essential Materials	1,439	1,565	(126)	(8)%
Total Performance and Essential Materials	$3,678	$3,643	$35	1%
Net sales for the PEM segment increased by $226 million in the second quarter of 2026, compared to the second quarter of 2025. Average sales prices for the PEM segment increased by 14% in the second quarter of 2026, as compared to the second quarter of 2025, due to higher sales prices for polyethylene and PVC resin. Sales volume for the PEM segment decreased by 2% in the second quarter of 2026, as compared to the second quarter of 2025, due to lower PVC resin and styrene sales volumes, partially offset by higher caustic soda and epoxy sales volumes. Lower PVC resin and styrene sales volumes were due to certain North American plant closures in December 2025 as part of our footprint optimization actions. The higher Performance Materials sales were primarily due to higher polyethylene and PVC resin sales prices, partially offset by the closure of certain North American vinyl plants in December 2025. The higher Essential Materials sales were primarily due to higher caustic soda sales, partially offset by the closure of the styrene plant in December 2025.
Net sales for the PEM segment increased by $35 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Average sales prices for the PEM segment increased by 6% in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to higher polyethylene, PVC resin, caustic soda and epoxy resin sales prices. Sales volume for the PEM segment decreased by 5% in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to lower PVC resin, caustic soda, chlorine and styrene sales volumes. The higher Performance Materials sales were primarily due to higher polyethylene and epoxy resin sales, partially offset by lower PVC resin sales resulting from the closure of certain North American vinyl plants in December 2025. The lower Essential Materials sales were primarily due to lower chlorine sales and the closure of the styrene plant in December 2025.

			Change
Income (loss) from operations	2026	2025	$	%
Second Quarter ended June 30,	$185	$(318)	$503	(158)%
Six Months ended June 30,	(26)	(481)	455	(95)%
The increase of $503 million in income from operations for the PEM segment in the second quarter of 2026 as compared to the second quarter of 2025 was due to higher sales prices for polyethylene and PVC resin and higher sales volumes for caustic soda and epoxy resin, and lower fuel costs and ethane feedstock costs in the second quarter of 2026 as compared to the second quarter of 2025.
The decrease in loss from operations for the PEM segment by $455 million was primarily due to higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin, and higher sales volumes for polyethylene and lower ethane feedstock costs. These decreases were partially offset by higher fuel costs in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
Cash Flows
(Amounts in table are in millions of dollars)

	Six Months Ended June 30,
			Change (unfavorable) favorable
Net cash provided by (used for):	2026	2025	$
Operating activities	$224	$58	$166
Investing activities	(591)	(726)	135
Financing activities	(704)	(197)	(507)
Operating Activities
The $166 million favorable change in net cash flows from operating activities in the first six months of 2026, as compared to the first six months of 2025, was mainly due to higher income, as discussed under Results of Operations above, and a favorable change attributable to the significant cash outflow in connection with the Petro 1 ethylene facility turnaround in the first six months of 2025, partially offset by unfavorable changes in working capital. The unfavorable changes in working capital in the first six months of 2026 were substantially driven by the higher accounts receivables and payable balances primarily associated with the increased operating activities during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Investing Activities
Net cash used for investing activities in the first six months of 2026, as compared to the first six months of 2025, decreased by $135 million. The decrease was primarily due to lower purchases of available-for-sale securities in the first six months of 2026 as compared to our initial investments of $192 million in the first six months of 2025. Additionally, our capital expenditures were lower by $99 million, from $515 million in the first six months of 2025 to $416 million in the first six months of 2026. These decreases in cash outflows were partially offset by the payment of $171 million, net of cash acquired of $18 million, for the ACI and Wilhelmshaven plant acquisitions in the six months of June 30, 2026.
Financing Activities
Net cash used for financing activities during the first six months of 2026 as compared to first six months of 2025 increased by $507 million, which was primarily due to the redemption of $496 million aggregate principal amount of outstanding 3.60% 2026 Senior Notes in May 2026. Other financing activities in the first six months of 2026 included the payment of $137 million of cash dividends, $23 million of cash distributions to noncontrolling interests and the repurchase of $30 million of our outstanding common stock for treasury. The financing activities in the first six months of 2025 included $136 million payment of cash dividends, $23 million of cash distributions to noncontrolling interests and the repurchase of $30 million of our outstanding common stock for treasury.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are cash and cash equivalents, available-for-sale securities, cash from operations, short-term borrowings under our credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were repurchases of 355,721 common stock under the 2014 Program during the three months ended June 30, 2026, for an aggregate purchase price of $30 million under the 2014 Program. As of June 30, 2026, we had repurchased 10,285,404 shares of our common stock for an aggregate purchase price of approximately $727 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of June 30, 2026.
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
Cash and Cash Equivalents and Available-For-Sale Securities
As of June 30, 2026, our cash and cash equivalents totaled $1,643 million.
As of June 30, 2026, our available-for-sale securities totaled $209 million. See Note 3 "Financial Instruments" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our available-for-sale securities.
In addition to our cash and cash equivalents and available-for-sales securities, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of June 30, 2026, the carrying value of our indebtedness totaled $5,067 million. See Note 8 "Long-Term Debt" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for more information on our long-term indebtedness, credit agreements and defined terms used in this section.
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

Senior Notes
On May 29, 2026, the Company redeemed all $496 million aggregate principal amount of its outstanding 3.60% 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest through the redemption date.
The holders of the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes, the 5.550% 2035 Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, the 6.375% 2055 Senior Notes and the 3.375% 2061 Senior Notes may require us to repurchase the notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but not including, the date of repurchase, upon the occurrence of both a "change of control" and, within 60 days of such change of control, a "below investment grade rating event" (as such terms are defined in the respective indentures governing these notes).
The indenture governing the 1.625% 2029 Senior Notes, the 3.375% 2030 Senior Notes, the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes, the 5.550% 2035 Senior Notes, the 2.875% 2041 Senior Notes, the 5.00% 2046 Senior Notes, the 4.375% 2047 Senior Notes, the 3.125% 2051 Senior Notes, the 6.375% 2055 Senior Notes and the 3.375% 2061 Senior Notes contains customary events of default and covenants that, among other things and subject to certain exceptions, restrict us and certain of our subsidiaries' ability to (1) incur certain secured indebtedness, (2) engage in certain sale and leaseback transactions and (3) consolidate, merge or transfer all or substantially all of our assets.
As of June 30, 2026, we were in compliance with all of our long-term debt covenants.
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
As of June 30, 2026 we had no borrowings or letters of credit outstanding, had borrowing availability of $1.5 billion, under the Credit Agreement, and were in compliance with the financial covenant under the Credit Agreement.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Chemical Partners LP ("Westlake Partners") (the "MLP Revolver") that is scheduled to mature on July 12, 2027. As of June 30, 2026, outstanding borrowings under the credit facility totaled $377 million and bore interest at Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. On July 12, 2022, Westlake Partners entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver") that is scheduled to mature on July 12, 2027. As of June 30, 2026, outstanding borrowings under the credit facility totaled $23 million and bore interest at SOFR plus the Applicable Margin of 1.75% plus a 0.10% credit spread adjustment. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027, and provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.

On July 8, 2026, our subsidiary, Westlake Polymers LLC, entered into an amendment to the OpCo Revolver and our subsidiary, Westlake Chemical Finance Corporation, entered into an amended to the MLP Revolver, which extended the maturity dates of the OpCo Revolver and the MLP Revolver and removed the 0.10% credit spread adjustments that had previously applied to the SOFR-based interest rates under the OpCo Revolver and the MLP Revolver. The OpCo Revolver and the MLP Revolver are now scheduled to mature on July 11, 2031.
We consolidate Westlake Partners and OpCo for financial reporting purposes as we have a controlling financial interest. As such, the revolving credit facilities described above between our subsidiaries and Westlake Partners and OpCo are eliminated from the financial statements upon consolidation.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
See Note 1 "Description of Business and Basis of Presentation" to the unaudited consolidated financial statements included in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including expected date of adoption and estimated effect on results of operations and financial condition.

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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps, futures, forwards and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at June 30, 2026, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on the loss before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At June 30, 2026, we had $5,149 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $51 million. Also, at June 30, 2026, we had $11 million principal amount of variable rate debt outstanding, which represents the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $11 million as of June 30, 2026 was 2.80%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
Secured Overnight Financing Rate ("SOFR") is used as a reference rate for borrowings under our Credit Agreement. We did not have any SOFR-based borrowings outstanding at June 30, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A cross-currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. We have entered into foreign exchange hedging contracts designated as net investment hedges with an aggregate notional value of €150 million as of June 30, 2026, designed to reduce the volatility in stockholders' equity from changes in currency exchange rates associated with our net investments in foreign operations. The arrangement is scheduled to settle in the third quarter of 2026.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of June 30, 2026), please see the 2025 Form 10-K and Note 14 "Commitments and Contingencies" to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q in addition to the following:
Clean Air Act Investigation. To resolve alleged violations from 2020 to 2025 under the Risk Management Program and general duty clause of the Clean Air Act at several of our facilities in Louisiana, the Environmental Protection Agency ("EPA") proposed a settlement and a draft consent agreement in May 2026. We are engaged in negotiations with the EPA. The resolution of this matter may involve a civil penalty in excess of $1 million.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2026	91	$113.00	—	$353,239,309
May 2026	146,259	89.43	135,691	341,188,297
June 2026	220,182	81.79	220,030	323,193,151
	366,532	$84.85	355,721
_____________
(1)    Includes 91, 10,568 and 152 shares withheld in April 2026, May 2026 and June 2026, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan (as amended and restated effective May 11, 2023).
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were repurchases of 355,721 common stock under the 2014 Program during the three months ended June 30, 2026, for an aggregate purchase price of $30 million under the 2014 Program. As of June 30, 2026, 10,285,404 shares of our common stock had been acquired at an aggregate purchase price of approximately $727 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.2†	Third Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement, by and among Westlake Chemical OpCo LP, Westlake Polymers LLC, and the lenders thereto, dated as of July 8, 2026.

10.3†
Fifth Amendment to Senior Unsecured Revolving Credit Agreement, by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of July 8, 2026.

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

WESTLAKE CORPORATION

Date:	August 5, 2026	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 5, 2026	By:	/S/ JONATHAN BAKSHT
Jonathan Baksht
Senior Vice President and Chief Financial Officer (Principal Financial Officer)