Form 10-Q
period 2026-09-30
WESTLAKE CORP
filed 2026-11-04
CIK 1262823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File No. 001-32260

Westlake Corporation
(Exact name of Registrant as specified in its charter)

Delaware	76-0346924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5444 Westheimer, Suite 101
Houston, Texas 77056
(Address of principal executive offices, including zip code)
(713) 960-9111
(Registrant's telephone number, including area code)
2801 Post Oak Boulevard, Suite 600
Houston, Texas 77056
(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WLK	The New York Stock Exchange NYSE Texas
1.625% Senior Notes due 2029	WLK29	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The number of shares outstanding of the registrant's sole class of common stock as of October 28, 2026 was 127,886,945.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTLAKE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025

	(in millions of dollars, except par values and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$1,764	$2,724
Available-for-sale securities	207	204
Accounts receivable, net	1,697	1,504
Inventories	1,809	1,653
Prepaid expenses and other current assets	161	131
Total current assets	5,638	6,216
Property, plant and equipment, net	8,604	8,605
Operating lease right-of-use assets	763	798
Goodwill	1,347	1,314
Customer relationships, net	720	743
Other intangible assets, net	429	439
Equity method investments	1,040	1,062
Other assets, net	734	784
Total assets	$19,275	$19,961
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$857	$783
Accrued and other liabilities	1,513	1,490
Current portion of long-term debt, net	—	497
Total current liabilities	2,370	2,770
Long-term debt, net	5,064	5,087
Deferred income taxes	1,246	1,343
Pension and other post-retirement benefits	270	286
Operating lease liabilities	657	688
Other liabilities	503	492
Total liabilities	10,110	10,666
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 134,651,380 and 134,651,380 shares issued at September 30, 2026 and December 31, 2025, respectively	1	1
Common stock, held in treasury, at cost; 6,794,579 and 6,740,232 shares at September 30, 2026 and December 31, 2025, respectively	(530)	(513)
Additional paid-in capital	709	683
Retained earnings	8,593	8,701
Accumulated other comprehensive loss	(114)	(80)
Total Westlake Corporation stockholders' equity	8,659	8,792
Noncontrolling interests	506	503
Total equity	9,165	9,295
Total liabilities and equity	$19,275	$19,961
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions of dollars, except per share data and share amounts)
Net sales	$2,981	$2,838	$8,904	$8,637
Cost of sales	2,599	2,602	7,758	7,911
Gross profit	382	236	1,146	726
Selling, general and administrative expenses	250	228	739	676
Impairment of goodwill	—	727	—	727
Amortization of intangibles	31	30	93	91
Restructuring, transaction and integration-related costs	58	17	79	139
Income (loss) from operations	43	(766)	235	(907)
Other income (expense)
Interest expense	(52)	(41)	(163)	(120)
Other income, net	17	32	84	93
Income (loss) before income taxes	8	(775)	156	(934)
Provision for (benefit from) income taxes	(10)	(3)	24	4
Net income (loss)	18	(772)	132	(938)
Net income attributable to noncontrolling interests	12	10	35	26
Net income (loss) attributable to Westlake Corporation	$6	$(782)	$97	$(964)
Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$0.05	$(6.06)	$0.75	$(7.48)
Diluted	$0.05	$(6.06)	$0.75	$(7.48)
Weighted average common shares outstanding:
Basic	127,830,227	128,251,427	127,953,601	128,265,950
Diluted	127,962,530	128,251,427	128,270,824	128,265,950
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions of dollars)
Net income (loss)	$18	$(772)	$132	$(938)
Other comprehensive income (loss), net of income taxes
Pension and other post-retirement benefits liability
Pension and other post-retirement benefits reserves adjustment	1	—	1	1
Income tax provision on pension and other post-retirement benefits liability	—	—	—	—
Foreign currency translation adjustments
Foreign currency translation gain (loss)	4	(15)	(25)	42
Income tax benefit (provision) on foreign currency translation	(1)	—	(7)	26
Available-for-sale investments
Unrealized holding gain (loss) on investments	(2)	1	(3)	1
Income tax provision on available-for-sale investments	—	—	—	—
Other comprehensive income (loss), net of income taxes	2	(14)	(34)	70
Comprehensive income (loss)	20	(786)	98	(868)
Comprehensive income attributable to noncontrolling interests, net of tax of $0 and $1 for the three months ended September 30, 2026 and 2025, respectively; and net of tax of $2 and $2 for the nine months ended September 30, 2026 and 2025, respectively	12	9	35	29
Comprehensive income (loss) attributable to Westlake Corporation	$8	$(795)	$63	$(897)
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Balances at December 31, 2025	134,651,380	$1	6,740,232	$(513)	$683	$8,701	$(80)	$503	$9,295
Net income (loss)	—	—	—	—	—	(169)	—	12	(157)
Other comprehensive loss	—	—	—	—	—	—	(19)	(1)	(20)
Common stock repurchased	—	—	1,400	—	—	—	—	—	—
Shares issued—stock-based compensation	—	—	(201,019)	9	(5)	—	—	—	4
Stock-based compensation	—	—	—	—	7	—	—	—	7
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances at March 31, 2026	134,651,380	$1	6,540,613	$(504)	$685	$8,464	$(99)	$504	$9,051
Net income	—	—	—	—	—	260	—	11	271
Other comprehensive income (loss)	—	—	—	—	—	—	(17)	1	(16)
Common stock repurchased	—	—	355,721	(30)	—	—	—	—	(30)
Shares issued—stock-based compensation	—	—	(41,403)	2	(1)	—	—	—	1
Stock-based compensation	—	—	—	—	13	—	—	—	13
Dividends declared	—	—	—	—	—	(69)	—	—	(69)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Balances at June 30, 2026	134,651,380	$1	6,854,931	$(532)	$697	$8,655	$(116)	$503	$9,208

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Common Stock, Held in Treasury
	Number of Shares	Amount	Number of Shares	At Cost	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

	(in millions of dollars, except share amounts)
Net income	—	—	—	—	—	6	—	12	18
Other comprehensive income	—	—	—	—	—	—	2	—	2
Shares issued—stock-based compensation	—	—	(60,352)	2	—	—	—	—	2
Stock-based compensation	—	—	—	—	12	—	—	—	12
Dividends declared	—	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Balances at September 30, 2026	134,651,380	$1	6,794,579	$(530)	$709	$8,593	$(114)	$506	$9,165
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

WESTLAKE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(in millions of dollars)
Cash flows from operating activities
Net income (loss)	$132	$(938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	860	881
Stock-based compensation expense	32	30
Loss from disposition and write-off of assets, net, and accelerated depreciation and amortization	57	30
Impairment of goodwill	—	727
Deferred income taxes	(105)	40
Other losses, net	11	16
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(190)	(245)
Inventories	(122)	(13)
Prepaid expenses and other current assets	(33)	(17)
Accounts payable	86	(19)
Accrued and other liabilities	(4)	(29)
Other, net	(105)	(223)
Net cash provided by operating activities	619	240
Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(171)	—
Additions to investments in unconsolidated subsidiaries	(26)	(23)
Additions to property, plant and equipment	(591)	(754)
Payments for settlement of foreign currency swap agreements	(175)	—
Proceeds from settlement of foreign currency swap agreements	182	—
Proceeds from maturities and paydown of available-for-sale securities	131	—
Purchase of available-for-sale securities	(137)	(198)
Other, net	8	7
Net cash used for investing activities	(779)	(968)
Cash flows from financing activities
Distributions to noncontrolling interests	(32)	(33)
Dividends paid	(205)	(204)
Repayment of senior notes	(496)	—
Repurchase of common stock for treasury	(30)	(30)
Other, net	(26)	(18)
Net cash used for financing activities	(789)	(285)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	21
Net decrease in cash, cash equivalents and restricted cash	(959)	(992)
Cash, cash equivalents and restricted cash at beginning of period	2,740	2,935
Cash, cash equivalents and restricted cash at end of period	$1,781	$1,943
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
In the opinion of the Company's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as disclosed in Note 2 "Acquisitions" and facilities closure charges in Note 13 "Supplemental Information—Restructuring, Transaction and Integration-Related Costs") that are necessary for a fair statement of the Company's financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025, and the changes in its cash position for the nine months ended September 30, 2026 and 2025.
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
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Recently Issued Accounting Pronouncements
Environmental Credits and Environmental Credit Obligations (ASU 2026-02)
In May 2026, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to establish authoritative guidance on recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The amendments define environmental credits as assets only if it is probable they will be used to settle an environmental credit obligation, transferred in an exchange transaction, or used in a nonreciprocal transfer. The amendments are effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, for public business entities, with early adoption permitted. The transition option is modified retrospective. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial statements.
Accounting for Government Grants Received by Business Entities (ASU 2025-10)
In December 2025, the FASB issued an accounting standards update to establish authoritative guidance on recognition, measurement, presentation, and disclosure of government grants received by business entities. The amendments define government grants as transfers of monetary or tangible non-monetary assets from a government to a business entity (excluding exchange transactions) and leverage principles from IAS 20 while tailoring certain U.S. GAAP requirements. The amendments are effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, for public business entities, with early adoption permitted. The transition options include modified prospective, modified retrospective, or full retrospective. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial statements.
Hedge Accounting Improvements (ASU 2025-09)
In November 2025, the FASB issued an accounting standards update to clarify and improve certain aspects of hedge accounting guidance in ASC 815. The amendments address five specific areas: (1) similar risk assessment for cash flow hedges, (2) hedging interest payments on choose-your-rate debt, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign currency-denominated debt designated as both a hedging instrument and hedged item. The amendments more closely align hedge accounting with the economics of an entity's risk management activities. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, for public business entities with early adoption permitted. Entities should apply the new guidance prospectively. The Company evaluated the impact of this standard on its consolidated financial statements and does not expect adoption to materially affect the Company's financial position, results of operations, or cash flows. The Company will continue to assess the impact of this standard through the remainder of 2026.
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)
In September 2025, the FASB issued an accounting standards update to modernize the accounting for software costs to increase the operability of the recognition guidance considering different methods of software development and clarify the criteria for capitalizing software costs. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities should apply the new guidance either retrospectively, prospectively, or via a modified prospective transition method. The Company is in the process of evaluating the impact of this standard on the Company's consolidated financial statements.
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
2. Acquisitions
Rolled Steel Metal Panel Business - On October 1, 2026, the Company's subsidiary, Westlake Royal Roofing LLC, completed the acquisition of a rolled steel metal panel business for a preliminary purchase price of approximately $36, subject to various adjustments. The assets acquired and liabilities assumed and the results of operations of the acquired business will be included in the Housing and Infrastructure Products segment from the acquisition date. Due to the timing of the acquisition, the opening balance for the acquisition will be accounted for in our Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
PVC and VCM Production Site in Wilhelmshaven, Germany - On June 15, 2026, the Company's German subsidiary, Westlake Vinnolit GmbH & Co. KG, completed the acquisition of a polyvinyl chloride ("PVC") and vinyl chloride monomer ("VCM") production site located in Wilhelmshaven, Germany (the "Wilhelmshaven plant") for a preliminary purchase price of approximately $109, subject to various adjustments. The acquisition of the Wilhelmshaven plant is expected to expand the Company's global chlorovinyls manufacturing footprint and complement the Company's existing chlorovinyl production facilities in Europe and North America. The assets acquired and liabilities assumed and the results of operations of the Wilhelmshaven plant are included in the Performance and Essential Materials segment. The acquisition is accounted for as a business combination. The preliminary purchase price allocation reflects management's estimates and assumptions, including the recognition of $90 of property, plant and equipment. The remaining assets acquired were primarily inventories. The measurement period adjustments since the acquisition were not material. As of September 30, 2026, the Wilhelmshaven plant purchase price allocation is not final and is subject to change.
ACI/Perplastic Group - On January 5, 2026, the Company completed the acquisition of the global compounding solutions businesses of the ACI/Perplastic Group (collectively, "ACI") for a preliminary purchase price of approximately $124, subject to various adjustments. As of September 30, 2026, approximately $40 of the preliminary purchase price is accrued. ACI is a Portugal-based global manufacturer of specialty materials serving the wire and cable sectors. The Company's acquisition consisted of all the equity interest of ACI's entities operating manufacturing locations in Portugal, Mexico, Tunisia and Romania and certain assets located in China. The assets acquired and liabilities assumed and the results of operations of ACI are included in the Housing and Infrastructure Products segment. The preliminary purchase price allocation reflects management's estimates and assumptions, and included the recognition of total intangible assets of $67 and goodwill of $38. The intangible assets primarily consist of customer relationships and developed technology, with estimated useful lives in the range of 16 to 18 years. The measurement period adjustments since the acquisition were not material. The goodwill is primarily attributable to the assembled workforce, synergies and growth in new market segments expected to arise after the acquisition. As of September 30, 2026, the ACI purchase price allocation is not final and is subject to change.
3. Financial Instruments
Restricted Cash and Cash Equivalents
The Company had restricted cash and cash equivalents of $17 and $16 at September 30, 2026 and December 31, 2025, respectively. The Company's restricted cash and cash equivalents are primarily related to balances that are restricted for payment of distributions to certain of the Company's current and former employees and are reflected primarily in other assets, net in the consolidated balance sheets.
Available-for-Sale Securities
Investments in securities at September 30, 2026 and December 31, 2025 consisted of available-for-sale debt securities.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	September 30, 2026	December 31, 2025
Available-for-sale securities	$207	$204
The cost, fair value and fair value levels of the Company's available-for-sale debt securities were as follows:

	September 30, 2026
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$104	$103	Level 2
U.S. government treasury securities	45	44	Level 2
U.S. federal agency securities	15	14	Level 2
Asset-backed securities	41	41	Level 2
Supranational securities	5	5	Level 2
Available-for-sale debt securities	$210	$207

Contractual maturities of debt securities
Within one year	$35	$35
One to five years	159	157
Six to ten years	8	7
After ten years	8	8
Available-for-sale debt securities	$210	$207

	December 31, 2025
	Cost	Fair Value	Fair Value Level
Debt securities
Corporate bonds	$108	$109	Level 2
U.S. government treasury securities	37	37	Level 2
U.S. federal agency securities	13	13	Level 2
Asset-backed securities	37	37	Level 2
Supranational securities	8	8	Level 2
Available-for-sale debt securities	$203	$204

Contractual maturities of debt securities
Within one year	$63	$63
One to five years	128	129
Six to ten years	2	2
After ten years	10	10
Available-for-sale debt securities	$203	$204
The fair value of the available-for-sale debt securities is determined based on observable market-based inputs, such as quotes from financial reporting services. Unrealized and realized gains and losses, and accrued interest on available-for-sale debt securities for the nine months ended September 30, 2026 were immaterial. As of September 30, 2026, no allowance for credit losses was recorded for these investments.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
4. Accounts Receivable
Accounts receivable consisted of the following:

	September 30, 2026	December 31, 2025
Trade customers	$1,515	$1,254
Related parties	2	2
Allowance for credit losses	(27)	(27)
	1,490	1,229
Federal and state taxes	42	158
Other	165	117
Accounts receivable, net	$1,697	$1,504
5. Inventories
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Finished products	$1,078	$1,030
Feedstock, additives, chemicals and other raw materials	444	366
Materials and supplies	287	257
Inventories	$1,809	$1,653
6. Goodwill
The carrying amounts and changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows:

	Housing and Infrastructure Products Segment	Performance and Essential Materials Segment	Total
Net balances at December 31, 2025	$1,145	$169	$1,314
Goodwill acquired during the period	34	—	34
Measurement period adjustment	4	—	4
Effects of changes in foreign exchange rates	(4)	(1)	(5)
Net balances at September 30, 2026	$1,179	$168	$1,347
The goodwill balance is presented net of accumulated impairment losses of $855 as of September 30, 2026 and December 31, 2025, in the Performance and Essential Materials segment.
7. Accounts Payable
Accounts payable consisted of the following:

	September 30, 2026	December 31, 2025
Accounts payable—third parties	$828	$737
Accounts payable to related parties	16	18
Notes and other short-term payable	13	28
Accounts payable	$857	$783

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
8. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
3.60% senior notes due August 2026 (the "3.60% 2026 Senior Notes") (1)	$—	$496
Loan related to tax-exempt waste disposal revenue bonds due December 2027 (2)	11	11
1.625% €700 million senior notes due July 2029 (the "1.625% 2029 Senior Notes") (1)	794	822
3.375% senior notes due June 2030 (the "3.375% 2030 Senior Notes") (1)	300	300
3.50% senior notes due November 2032 (the "3.50% 2032 tax-exempt GO Zone Refunding Senior Notes") (1)	250	250
5.550% senior notes due November 2035 (the "5.550% 2035 Senior Notes") (1)	600	600
2.875% senior notes due August 2041 (the "2.875% 2041 Senior Notes") (1)	350	350
5.00% senior notes due August 2046 (the "5.00% 2046 Senior Notes") (1)	700	700
4.375% senior notes due November 2047 (the "4.375% 2047 Senior Notes") (1)	500	500
3.125% senior notes due August 2051 (the "3.125% 2051 Senior Notes") (1)	600	600
6.375% senior notes due November 2055 (the "6.375% 2055 Senior Notes") (1)	600	600
3.375% senior notes due August 2061 (the "3.375% 2061 Senior Notes") (1)	450	450
Term loans due March 2026	—	1
Total long-term debt, principal amount	5,155	5,680
Less:
Unamortized discount and debt issuance costs	91	96
Long-term debt, carrying value	5,064	5,584
Less current portion:
3.60% 2026 Senior Notes (3)	—	496
Current portion of term loans	—	1
Total current portion	—	497
Long-term debt, carrying value, net of current portion	$5,064	$5,087
______________________________
(1)    The par call dates for these Senior Notes are between three and six months prior to the respective maturity dates, except for the 3.50% 2032 tax-exempt GO Zone Refunding Senior Notes for which the par call date is November 2027.
(2)    Interest on the waste disposal revenue bonds accrues at a rate determined by a remarketing agent. The interest rate on the waste disposal revenue bonds at September 30, 2026 was 3.50%.
(3)    On May 29, 2026, the Company redeemed all of its outstanding 3.60% 2026 Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest through the redemption date.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Unamortized debt issuance costs on long-term debt were $41 and $42 at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the Company was in compliance with all of its long-term debt covenants.
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
As of September 30, 2026, the Company had no borrowings or letters of credit outstanding, had borrowing availability of $1,500 under the New Credit Agreement, and was in compliance with the total leverage ratio financial maintenance covenant.
As of September 30, 2026, the Company had $58 of standby letters of credit that were issued outside of the New Credit Agreement in the ordinary course of business.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2026 and 2025 were as follows:

	Pension and Other Post-Retirement Benefits Liability, Net of Tax	Cumulative Foreign Currency Exchange, Net of Tax	Available-for-sale Securities, Net of Tax	Total
Balances at December 31, 2025	$44	$(125)	$1	$(80)
Net other comprehensive loss attributable to Westlake Corporation	—	(18)	(1)	(19)
Balances at March 31, 2026	44	(143)	—	(99)
Net other comprehensive loss attributable to Westlake Corporation	—	(17)	—	(17)
Balance at June 30, 2026	44	(160)	—	(116)
Net other comprehensive income (loss) attributable to Westlake Corporation	1	3	(2)	2
Balances at September 30, 2026	$45	$(157)	$(2)	$(114)

Balances at December 31, 2024	$54	$(198)	$—	$(144)
Net other comprehensive income attributable to Westlake Corporation	—	14	—	14
Balances at March 31, 2025	54	(184)	—	(130)
Net other comprehensive income attributable to Westlake Corporation	1	65	—	66
Balance at June 30, 2025	55	(119)	—	(64)
Net other comprehensive income (loss) attributable to Westlake Corporation	—	(14)	1	(13)
Balances at September 30, 2025	$55	$(133)	$1	$(77)
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The carrying and fair values of the Company's total long-term debt are summarized below:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,064	$4,098	$5,584	$4,873

11. Income Taxes
The effective income tax rate was (125.0)% for the three months ended September 30, 2026 as compared to the effective income tax rate of 0.4% for the three months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026 of (125.0)% was below the statutory rate of 21.0% primarily due to an increase in foreign losses in jurisdictions with statutory rates above 21%, income attributable to noncontrolling interests, and U.S. federal research and development credits available to the Company. These tax benefits were partially offset by reserves for uncertain tax positions, withholding tax accruals on unremitted foreign earnings, non-deductible executive compensation, and state taxes. These adjustments had an increased impact on the effective income tax rate due to lower income before income taxes for the three months ended September 30, 2026. The effective income tax rate for the three months ended September 30, 2025 was below the statutory rate of 21.0% primarily due to the non-deductible goodwill impairment charge associated with the North American Chlorovinyls reporting unit, a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, and the impact of earnings mix across jurisdictions. These adjustments had an inflated impact on the effective income tax rate due to the pre-tax loss for the three months ended September 30, 2025.
The effective income tax rate was 15.4% for the nine months ended September 30, 2026 as compared to the effective income tax rate of (0.4)% for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 was below the statutory rate of 21.0% primarily due to an increase in foreign losses in jurisdictions with statutory rates above 21%, income attributable to noncontrolling interests, and U.S. federal research and development credits available to the Company. These tax benefits were partially offset by reserves for uncertain tax positions, withholding tax accruals on unremitted foreign earnings, non-deductible executive compensation, and state taxes. The effective income tax rate for the nine months ended September 30, 2025 was below the statutory rate of 21.0% primarily due to the non-deductible goodwill impairment charge associated with the North American Chlorovinyls reporting unit, a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, and the impact of earnings mix across jurisdictions. These adjustments had an inflated impact on the effective income tax rate due to the pre-tax loss for the nine months ended September 30, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Westlake Corporation	$6	$(782)	$97	$(964)
Less:
Net income (loss) attributable to participating securities	—	(4)	1	(5)
Net income (loss) attributable to common stockholders	$6	$(778)	$96	$(959)

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table reconciles the denominator for the basic and diluted earnings (loss) per share computations shown in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common shares—basic	127,830,227	128,251,427	127,953,601	128,265,950
Plus incremental shares from:
Assumed exercise of options and vesting of performance stock units	132,303	—	317,223	—
Weighted average common shares—diluted	127,962,530	128,251,427	128,270,824	128,265,950

Earnings (loss) per common share attributable to Westlake Corporation:
Basic	$0.05	$(6.06)	$0.75	$(7.48)
Diluted	$0.05	$(6.06)	$0.75	$(7.48)
Options to purchase 1,312,539 and 1,007,701 shares of common stock for the three months ended September 30, 2026 and 2025, respectively, and 1,122,039 and 855,779 shares of common stock for the nine months ended September 30, 2026 and 2025, respectively, are excluded from the computation of diluted earnings per share. These options were outstanding during the periods reported but were excluded because the effect of including them would have been antidilutive. Performance stock units of 134,592 and 172,283 for the three and nine months ended September 30, 2025, respectively, were also excluded from the computation of diluted earnings per share, for the respective 2025 periods, because the effect of including them would have been antidilutive.
Dividends per Share
Dividends declared per common share for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends per common share	$0.5330	$0.5300	$1.5930	$1.5800
13. Supplemental Information
Equity Method Investments
LACC, LLC Joint Venture
As of September 30, 2026, the Company owned an aggregate 50% membership interest in LACC, LLC ("LACC"). The Company accounts for its investment in LACC under the equity method of accounting and the change for the nine months ended September 30, 2026 was as follows:

Investment in LACC
Balance at December 31, 2025	$991
Cash contributions	24
Depreciation and amortization	(42)
Balance at September 30, 2026	$973
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

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The total contract liabilities, primarily included in other liabilities on the balance sheet, were as follows:

	Nine Months Ended September 30,
	2026	2025
Balance at January 1,	$147	$62
Revenues recognized that were included in the contract liability balances at the beginning of the period	(6)	(4)
Increases due to cash received and due, excluding amounts recognized as revenues during the period	15	91
Balance at September 30,	$156	$149
As of September 30, 2026, the remaining performance obligations were $182, representing the fixed components of the transaction price, expected to be recognized over the remaining term of the Company's revenue contracts.
Other Assets, Net
Other assets, net were $734 and $784 at September 30, 2026 and December 31, 2025, respectively. Deferred turnaround costs, net of accumulated amortization, included in other assets, net were $369 and $433 at September 30, 2026 and December 31, 2025, respectively.
Accrued and Other Liabilities
Accrued and other liabilities were $1,513 and $1,490 at September 30, 2026 and December 31, 2025, respectively. Accrued rebates and accrued operating lease liability, which are components of accrued and other liabilities, were $288 and $134 at September 30, 2026 and $225 and $138 at December 31, 2025, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities. Accrued liabilities with related parties were $21 and $31 at September 30, 2026 and December 31, 2025, respectively.
Restructuring, Transaction and Integration-Related Costs
Restructuring, transaction and integration-related expenses for the three and nine months ended September 30, 2026, were $58 and $79, respectively, and primarily related to charges recorded in the third quarter of 2026 associated with the announced closure of the PVC facility in Cologne, Germany and closure costs that are recognized over time related to closures of certain North American chlorovinyl facilities and a styrene facility in 2025. Restructuring, transaction and integration-related expenses for the three and nine months ended September 30, 2025, were $17 and $139, respectively, and primarily consisted of closure costs of $15 and $130 for the three and nine months ended September 30, 2025 associated with the closure of the Pernis facility in 2025, as discussed below, and costs related to the closure of the PVC resin unit at the Suzhou Huasu Plastics plant located in China.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Cologne Facility Closure
In September 2026, the Company announced a plan to cease operation of its PVC production plant located in Cologne, Germany, subject to completion of local consultation obligations. The production at the Cologne plant is expected to cease in the first quarter of 2027. The Company plans to continue supplying customers with PVC from its other chlorovinyl facilities, including the recently acquired production site located in Wilhelmshaven, Germany. The total costs recognized for the three and nine months ended September 30, 2026 were $51, of which $50 was included in the restructuring, transaction and integration-related costs and $1 was included in cost of sales in the Company's consolidated statements of operations and Performance and Essential Materials segment operating results. These plant shutdown related costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available. The Company expects to recognize additional charges of $150 primarily consisting of asset write-down and accelerated depreciation and amortization charges of $84, contract termination costs of $57, and other plant shutdown costs of $9 in future periods in connection with the closure. The Company expects to complete the closure plan of the facility by the end of 2027.
The following table sets forth the asset write-downs and accelerated depreciation and amortization and the accrual activity related to the closure of the Cologne facility included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets:

	Asset Write-Downs	Accelerated Depreciation and Amortization	Asset Retirement Obligations	Severance and Separation Costs	Total
2026 charges	$31	$3	$—	$17	$51
Property, plant and equipment, net	(30)	(3)	—	—	(33)
Inventory write-downs	(1)	—	—	—	(1)
Asset retirement obligations	—	—	16	—	16
Balances at September 30, 2026	$—	$—	$16	$17	$33
Certain North American Chlorovinyl Facilities and Styrene Facility Closures
In December 2025, the Company ceased operations of certain of the Company's North American chlorovinyls production facilities, including (i) its PVC plant at the Aberdeen, Mississippi facility, (ii) its vinyl chloride monomer plant at the Lake Charles, Louisiana North facilities, and (iii) one of its diaphragm chlor-alkali units at the Lake Charles, Louisiana South facilities, as well as (iv) its styrene production plant located at the Lake Charles, Louisiana facilities. The total costs recognized by the Company in 2025 as a result of these closures were $393, which consisted of $287 related to accelerated depreciation and amortization and $30 related to asset write-downs, in addition to asset retirement obligations, severance and separation costs and other plant shutdown costs. The Company recognized asset write-downs of $2 in the three and nine months ended September 30, 2026, resulting in the total cumulative accelerated depreciation and amortization and asset write-down costs of $319 as of September 30, 2026. The Company expects to recognize additional charges related to severance and separation costs of $1 and other plant shutdown costs of $2 in future periods in connection with these closures, and complete the closure plan for these facilities by the end of 2027. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
The following table sets forth the asset write-downs and accelerated depreciation and amortization and the accrual activity related to the closure of the chlorovinyls and styrene facilities included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets, and the cumulative charges recognized:

	Accelerated Depreciation and Amortization and Asset Write-Downs	Asset Retirement Obligations	Severance and Separation Costs	Other Plant Shutdown Costs	Total
Balances at December 31, 2025	$—	$52	$17	$7	$76
2026 charges and change in estimates	—	—	3	8	11
Payments	—	(18)	(16)	(10)	(44)
Balances at March 31, 2026	—	34	4	5	43
2026 charges and change in estimates	—	2	1	4	7
Payments	—	(16)	(1)	(7)	(24)
Balances at June 30, 2026	—	20	4	2	26
2026 charges and change in estimates	2	3	—	2	7
Payments	—	(12)	(2)	(3)	(17)
Other assets	(2)	—	—	—	(2)
Balances at September 30, 2026	$—	$11	$2	$1	$14
Cumulative charges recognized as of September 30, 2026	$319	$57	$21	$21	$418

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Pernis Facility Closure
The Company ceased operations of its Pernis facility in 2025. The total costs recognized by the Company in 2025 as a result of this closure were $247, which consisted of $15 related to inventory write-off, in addition to asset retirement obligations, severance and separation costs and contract termination and other plant shutdown costs. The total costs recognized by the Company related to the Pernis mothballing in 2024 were $75. The Company expects to recognize additional charges related to severance and separation costs of $3 in future periods in connection with the plant closure and complete the closure plan by the end of 2030. Asset retirement obligations and plant shutdown costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available.
The following table sets forth the asset write-downs and the accrual activity related to the closure of the Pernis facility included in accrued and other liabilities, and other liabilities in the Company's consolidated balance sheets and the cumulative charges recognized:

	Asset Write-Downs	Asset Retirement Obligations	Severance and Separation Costs	Contract Termination and Other Costs	Total
Balances at December 31, 2025	$—	$99	$25	$102	$226
2026 charges and change in estimates	—	4	2	(2)	4
Payments	—	(13)	(11)	(4)	(28)
Foreign currency translation	—	(2)	—	(2)	(4)
Balances at March 31, 2026	—	88	16	94	198
2026 charges and change in estimates	—	(3)	1	(2)	(4)
Payments	—	(11)	(2)	(4)	(17)
Foreign currency translation	—	(1)	(1)	—	(2)
Balances at June 30, 2026	—	73	14	88	175
2026 charges and change in estimates	—	(4)	1	—	(3)
Payments	—	(7)	(1)	(3)	(11)
Foreign currency translation	—	—	—	—	—
Balances at September 30, 2026	$—	$62	$14	$85	$161
Cumulative charges recognized as of September 30, 2026	$15	$119	$31	$154	$319
Other Income, Net
Other income, net for all periods presented in the consolidated statements of operations consisted primarily of interest income.
Maturity of Cross Currency Swaps
The foreign currency swap agreements, designated as net investment hedges, with an aggregate notional value of €150 million matured on August 15, 2026. Upon maturity, the agreements settled through physical delivery of the contractual euro amounts by the Company and receipt of U.S. dollars from the counterparties. This resulted in total cash paid, on a U.S. dollar equivalent basis of $175 and total cash received of $182.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Supplemental Cash Flow Information
Right-of-use assets obtained in exchange for operating lease obligations were $93 and $113 for the nine months ended September 30, 2026 and 2025, respectively.
Non-cash Investing Activities
Capital expenditure-related liabilities, included in accounts payable and accrued and other liabilities, were $93 and $93 at September 30, 2026 and September 30, 2025, respectively.
14. Commitments and Contingencies
The Company is involved in a number of legal and regulatory matters that are incidental to the normal conduct of its business, including lawsuits, investigations and claims. The outcomes of these matters are inherently unpredictable. The Company believes that, in the aggregate, the outcome of all known legal and regulatory matters will not have a material adverse effect on the Company's consolidated financial statements; however, under certain circumstances, if required to recognize costs in a specific period, when combined with other factors, outcomes with respect to such matters may be material to the Company's consolidated statements of operations in such period. The Company's assessment of the potential impact of environmental matters, in particular, is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental matters, and the potential for technological and regulatory developments. In addition, the impact of evolving claims and programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs, creates further uncertainty of the ultimate resolution of these matters. The Company anticipates that the resolution of many legal and regulatory matters, and in particular environmental matters, will occur over an extended period of time.
Caustic Soda Antitrust. The Company and other caustic soda producers were named as defendants in multiple purported class action civil lawsuits filed since March 2019 in the U.S. District Court for the Western District of New York. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers, and were filed on behalf of certain named plaintiffs and a putative class comprised of either direct purchasers or indirect purchasers of caustic soda in the United States. The plaintiffs in the direct purchaser putative class and the indirect purchaser putative class sought $861 and $500, respectively, in single damages from the defendants, in addition to treble damages and attorney's fees in each case. The District Court has denied class certification for both the direct and indirect purchaser plaintiffs and the U.S. Court of Appeals for the Second Circuit denied the direct and indirect purchaser plaintiffs' petitions for leave to file an interlocutory appeal. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements. Beginning in October 2020, similar class action proceedings were filed in Canada on behalf of certain Canadian residents who purchased caustic soda or products containing caustic soda. The parties agreed to a combined settlement, of which the Company is responsible for paying approximately $0.35, and the Federal Court approved the settlement in October 2026. The Company was also named as a defendant in a July 2023 claim now pending before the U.K. Competition Appeal Tribunal alleging that the Company and other producers sought to manipulate a third-party pricing index used in pricing sales of caustic soda, in violation of English and E.U. competition laws. The plaintiff alleges damages of approximately €80 million. At this time, the Company is not able to estimate the impact that this lawsuit could have on the Company's consolidated financial statements.

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
Ethylene Antitrust. The Company and other ethylene consumers were the subject of a decision issued by the European Commission (Decision AT.40410 – Ethylene) on July 14, 2020 relating to the exchange of certain commercial and pricing-related information and in fixing a price element related to certain purchases of ethylene between December 2011 and March 2017 (the "European Commission Decision"). Following the decision, the Company and other ethylene consumers have been named as defendants in a series of fourteen similar lawsuits in the Netherlands and Germany by various producers and sellers of ethylene and ethylene derivatives, which generally allege that the defendants (i) conspired to lower the purchase price for ethylene and ethylene derivatives and thus (ii) caused a cartel-induced undercharge for certain ethylene and/or ethylene derivative sales to the defendants and other third parties during the period identified in the European Commission Decision and for 24 months thereafter. Certain of the lawsuits allege damages of approximately €11,203 million in the aggregate (plus statutory interest accruing from the relevant dates), including approximately €1,025 million (plus statutory interest) alleged by Shell Chemical Europe B.V. ("SCE") in a lawsuit filed in March 2023, while the other lawsuits, including a lawsuit filed by Stichting Ethylene Claims ("Stichting") in November 2023, seek declaratory judgments establishing that the defendants are jointly and severally liable for an unspecified amount of damages. On July 29, 2026, the District Court of Amsterdam dismissed the claims against the Company and the other defendants in the SCE and Stichting lawsuits, and the plaintiffs in these lawsuits appealed the dismissal to the Amsterdam Court of Appeals on October 27, 2026. The other twelve lawsuits remain pending at first instance courts. At this time, the Company is not able to estimate the impact that these lawsuits, including any potential appeals, could have on the Company's consolidated financial statements.
PVC Pipe Antitrust. The Company and other manufacturers of PVC pipe and fittings have been named as defendants in ten putative class action civil lawsuits filed in Illinois between August 2024 and June 2025 and in one lawsuit in British Columbia, Canada in September 2025 which generally allege that PVC pipe and fittings manufacturers conspired with each other and an industry publication (OPIS) to fix, raise, maintain and stabilize the prices of PVC pipe and fittings in the United States and Canada, resulting in the plaintiffs paying artificially high prices for PVC pipe and fittings. The plaintiffs in these cases assert violations of various U.S. federal and state competition and consumer protection laws and Canadian competition and common laws, and seek relief including injunctive relief, damages of undisclosed amounts, and equitable relief, plus attorneys' fees and costs. The U.S. Department of Justice intervened and was granted a partial stay of discovery in the U.S. litigation due to its ongoing antitrust investigation of manufacturers of PVC pipe and others. In March 2026, the Company entered into a settlement agreement with the direct purchaser plaintiffs in the U.S. litigation pursuant to which, subject to the satisfaction of certain conditions, the Company agreed to pay $67 to settle such plaintiffs' claims in the U.S. litigation and paid the settlement amount in the second quarter of 2026. In October 2026, the court ordered final approval of the settlement. The claims by the indirect purchaser plaintiffs in the U.S. litigation remain pending. A class certification hearing has not yet been scheduled in the British Columbia proceeding. At this time, the Company is not able to estimate the impact that the remaining lawsuits could have on the Company's consolidated financial statements.
Brazilian Contractual Indemnification Lawsuit. In July 2012, PPG Industries, Inc. ("PPG") entered into an agreement to separate various assets and liabilities of its commodity chemicals business, which were transferred to a subsidiary of Eagle Spinco, Inc., a wholly owned subsidiary of PPG ("Eagle Spinco"). Eagle Spinco is currently a wholly owned indirect subsidiary of the Company. In May 2024, a trial court in Manaus, Brazil issued a decision awarding damages to Brazilian company Di Gregorio Navegacao, Ltda ("Di Gregorio") in a lawsuit filed by Di Gregorio against PPG relating to an explosion on November 9, 1998 that destroyed the M/V DG Harmony and her cargo, which included PPG-owned calcium hypochlorite (the "Di Gregorio Lawsuit"). The decision awarded damages to Di Gregorio in the approximate amount of R$550 million (Brazilian real), plus a monetary adjustment and interest accruing from April 3, 2006, as well as 20% for legal fees. PPG appealed the trial court's decision and the Amazonas Court of Appeals issued a decision affirming in part the trial court's decision. In November 2025, PPG filed a subsequent special appeal to Brazil's Superior Court of Justice, which is pending. In June 2024, PPG filed a lawsuit against the Company in the Delaware Chancery Court asserting that the Company is responsible for any judgment in the Di Gregorio Lawsuit. The Company has asserted counterclaims against PPG seeking a declaration that the Di Gregorio Lawsuit is indemnifiable and that if PPG seeks reimbursement for any losses related to the Di Gregorio Lawsuit, it must assign to Eagle Spinco its rights to relevant insurance proceeds. The Delaware lawsuit remains pending. At this time, the Company is not able to estimate the impact that the Delaware lawsuit and Eagle Spinco's contractual obligations related to the lawsuit could have on the Company's consolidated financial statements.

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
Sulphur Mines Dome. The Louisiana Department of Conservation and Energy ("LDCE"), (formerly known as the Louisiana Department of Energy and Natural Resources) issued Compliance Order No. IMD 2022-027 and several supplements to that order, the latest in October 2023, in response to pressure anomaly events in two of the Company's salt solution-mining caverns at the Sulphur Mines Dome in Sulphur, Louisiana, which required the Company to undertake various activities related to response planning, monitoring, investigation and mitigation. Following another pressure event in June 2024, LDCE ordered the Company to take additional measures at the brine caverns, including the construction of a dome-wide containment structure. As of September 30, 2026, the Company had accrued an estimated liability of approximately $20 in connection with monitoring wells and other remedial activities, and additional compliance costs will continue to be incurred. At this time, the Company is unable to estimate the impact, if any, that other ongoing expenditures or future injunctive relief ordered by the government could have on the Company's consolidated financial statements. In November 2024, Yellow Rock LLC ("Yellow Rock") filed an amended petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly withdrew and sold oil belonging to Yellow Rock and asserting claims of negligence and breach of duties by the Company in connection with the operation and maintenance of caverns at the Sulphur Mines Dome, alleging damages to Yellow Rock's mineral rights in excess of $100. The lawsuit remains pending. In June 2025, Yellow Rock filed a separate petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that the Company improperly extracted salt and brine belonging to Yellow Rock. That lawsuit was dismissed with prejudice in February 2026, and it is currently being appealed. In July 2026, the Company filed its own petition in the 14th Judicial District Court of Calcasieu Parish, Louisiana alleging that Yellow Rock caused these pressure anomaly events. At this time, the Company is not able to estimate the impact that these lawsuits could have on the Company's consolidated financial statements.
Environmental Contingencies and Reasonably Possible Matters. As of September 30, 2026 and December 31, 2025, the Company had accrued an estimated liability for environmental contingencies totaling approximately $64 and $69, respectively, most of which was classified as noncurrent liabilities. The Company's assessment of the potential impact of these environmental contingencies is subject to considerable uncertainty due to the complex, ongoing and evolving process of investigation and, if necessary, remediation, of such environmental contingencies, and the potential for technological and regulatory developments. As such, in addition to the amounts currently reserved for contingencies that are probable and reasonably estimable as discussed above, the Company may be subject to reasonably possible loss contingencies related to environmental matters in the range of $100 to $170.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net external sales
Housing and Infrastructure Products
Housing Products	$846	$928	$2,645	$2,746
Infrastructure Products	241	163	687	501
Total Housing and Infrastructure Products	1,087	1,091	3,332	3,247
Performance and Essential Materials
Performance Materials	1,176	1,010	3,415	3,088
Essential Materials	718	737	2,157	2,302
Total Performance and Essential Materials	1,894	1,747	5,572	5,390
Total reportable segments and consolidated	$2,981	$2,838	$8,904	$8,637

Intersegment sales
Housing and Infrastructure Products	$—	$—	$—	$—
Performance and Essential Materials	131	98	362	323
Total reportable segments	$131	$98	$362	$323

Significant segment expenses
Housing and Infrastructure Products
Raw material, energy, manufacturing and logistics costs	$789	$772	$2,426	$2,237
Depreciation and amortization	43	43	125	114
Total cost of sales	$832	$815	$2,551	$2,351
Selling, general and administrative expenses	107	104	324	317
Depreciation and amortization	20	19	60	56
Restructuring, transaction and integration-related costs	—	2	1	2

Performance and Essential Materials
Raw material, energy, manufacturing and logistics costs	$1,689	$1,660	$4,935	$5,220
Depreciation and amortization	211	224	628	661
Total cost of sales	$1,900	$1,884	$5,563	$5,881
Selling, general and administrative expenses	120	107	347	311
Depreciation and amortization	13	14	39	40
Impairment of goodwill	—	727	—	727
Restructuring, transaction and integration-related costs	56	15	75	137

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from operations
Housing and Infrastructure Products	$128	$151	$396	$521
Performance and Essential Materials	(64)	(902)	(90)	(1,383)
Total reportable segments	$64	$(751)	$306	$(862)

Depreciation and amortization
Housing and Infrastructure Products	$63	$62	$185	$170
Performance and Essential Materials	224	238	667	701
Total reportable segments	287	300	852	871
Corporate and other	3	3	8	10
Consolidated	$290	$303	$860	$881

Other income (loss), net
Housing and Infrastructure Products	$4	$2	$8	$2
Performance and Essential Materials	(1)	10	17	23
Total reportable segments	3	12	25	25
Corporate and other	14	20	59	68
Consolidated	$17	$32	$84	$93

Provision for (benefit from) income taxes
Housing and Infrastructure Products	$(2)	$820	$63	$857
Performance and Essential Materials	(2)	(920)	(29)	(953)
Total reportable segments	(4)	(100)	34	(96)
Corporate and other	(6)	97	(10)	100
Consolidated	$(10)	$(3)	$24	$4

Capital expenditures
Housing and Infrastructure Products	$45	$40	$133	$116
Performance and Essential Materials	134	196	434	632
Total reportable segments	179	236	567	748
Corporate and other	9	3	24	6
Consolidated	$188	$239	$591	$754

WESTLAKE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in millions of dollars, except share amounts and per share data)
A reconciliation of total reportable segments income (loss) from operations to consolidated income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total reportable segments income (loss) from operations	$64	$(751)	$306	$(862)
Corporate and other loss from operations	(21)	(15)	(71)	(45)
Interest expense	(52)	(41)	(163)	(120)
Other income, net	17	32	84	93
Income (loss) before income taxes	$8	$(775)	$156	$(934)

	September 30, 2026	December 31, 2025
Total assets
Housing and Infrastructure Products	$5,279	$4,913
Performance and Essential Materials (1)	12,093	12,091
Total reportable segments	17,372	17,004
Corporate and other	1,903	2,957
Consolidated	$19,275	$19,961
______________________________
(1)Includes equity method investments of $1,040 and $1,062 as of September 30, 2026 and December 31, 2025, respectively.
16. Westlake Chemical Partners LP
In 2014, the Company formed Westlake Chemical Partners LP ("Westlake Partners") to operate, acquire and develop ethylene production facilities and related assets. Also in 2014, Westlake Partners completed its initial public offering of 12,937,500 common units. As of September 30, 2026, Westlake Partners had a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo"), and the Company retained a 77.2% limited partner interest in OpCo and a significant interest in Westlake Partners through the Company's ownership of Westlake Partners' general partner, 40.1% of the limited partner interests (consisting of 14,122,230 common units) and incentive distribution rights.

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
Recent Developments
Acquisition of a Roofing Business
On October 1, 2026, the Company's subsidiary, Westlake Royal Roofing LLC, completed the acquisition of a rolled steel metal panel business for a preliminary purchase price of approximately $36 million, subject to various adjustments. The assets acquired and liabilities assumed and the results of operations of the acquired business will be included in the Housing and Infrastructure Products segment from the acquisition date. Due to the timing of the acquisition, the opening balance for the acquisition will be accounted for in our Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
Cologne Facility Closure
On September 29, 2026, the Company announced a plan to cease operation of its PVC production plant located in Cologne, Germany, subject to completion of local consultation obligations. The plant has an annual production capacity of approximately 365 million pounds. The production at the Cologne plant is expected to cease in the first quarter of 2027. The Company plans to continue supplying customers with PVC from its other chlorovinyl facilities, including the recently acquired production site located in Wilhelmshaven, Germany. The total costs recognized for the three and nine months ended September 30, 2026 were $51 million, of which $50 million was included in the restructuring, transaction and integration-related costs and the rest in the cost of sales in the Company's consolidated statements of operations and Performance and Essential Materials segment operating results. The total cost of $51 million consisted of accelerated depreciation and amortization and asset write-downs of $34 million and severance and separation costs of $17 million. These plant shutdown related costs recorded represent management's best estimate based on information currently available and are subject to change as additional information becomes available. The Company expects to recognize additional charges of $150 million primarily consisting of accelerated depreciation and amortization, and asset write-down charges of $84 million, contract termination costs of $57 million and other plant shutdown costs of $9 million in future periods in connection with the closure. We expect to complete the closure of the facility by the end of 2027.
Middle East Conflict
In February 2026, a military conflict primarily involving the United States, Israel and Iran commenced in the Middle East. As a result, the global energy, petrochemical and transportation markets have experienced significant volatility and supply constraints with naphtha-based petrochemical producers in particular facing significantly higher production costs and feedstock supply limitations. Although we do not have operations in the Middle East and the substantial majority of our energy and feedstock requirements are sourced from North America and do not use naphtha-based supply, the ongoing disruptions to global shipping and elevated logistical costs continue to create inflationary pressures across our broader supply-chain. These disruptions may continue for an undeterminable period of time and may continue to increase costs for feedstocks, energy, and logistics services. We are actively assessing these conditions and their potential impact on our global operations. Please also see our Outlook section below for discussion of potential impacts on our HIP and PEM segments.

Outlook
Housing and Infrastructure Products
Our HIP segment is primarily comprised of residential building products, PVC pipe and fittings, and compound products made from PVC and other polymers. Our sales are affected by the level of new home construction and home repair and remodeling activity, particularly in North America, water infrastructure spending for our pipe and fittings business, as well as the decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk, and customer decision on product selection based on price, aesthetics, and performance among other characteristics. Performance of our HIP businesses generally reflects the trends of building permits and housing starts in the New Residential Construction Survey by the U.S. Census Bureau and the Remodeling Market Index (RMI) provided by the National Association of Home Builders (the "NAHB") among others. We also expect that the preceding historically low level of residential housing construction that has resulted in an undersupply of existing housing and recent water infrastructure demands may benefit our HIP segment in the medium- to long-term. The ongoing geopolitical volatility in the Middle East has impacted the global supply and price of crude oil, contributing to an increase in diesel fuel prices. The increase in oil and diesel prices has resulted in higher raw material and freight costs globally. The resulting increase in inflation expectations contributed to higher borrowing costs which, together with the U.S. Federal Reserve's increase in interest rates in September 2026, have impacted the outlook for North American housing demand, which already faced supply constraints and affordability limitations. Several of our pipe and fittings customers chose to increase their inventory levels at the onset of the Middle East conflict to secure supply in anticipation of cost inflation. The resulting excess inventory contributed to lower pipe and fittings sales volume in the third quarter of 2026, which may continue until customer inventory levels normalize. A prolonged Middle East conflict and other uncertainties may create sustained inflationary pressures, which may in turn lead to additional interest rate increases that could continue to adversely affect demand for our products and our margins.
Performance and Essential Materials
Our PEM segment manufactures products such as ethylene, PE, chlor-alkali, chlorinated derivative products, ethylene dichloride, VCM and PVC, many of which are used in our integrated vinyls production chain. The chlor-alkali and petrochemical industries exhibit cyclical commodity characteristics, and margins are influenced by changes in the balance between global supply and demand and the resulting operating rates, the level of general economic activity, turnaround activities, and the price of raw materials. From 2022 through 2025, we experienced lower prices, increased supply, and weaker demand for most of our PEM products globally. The geopolitical volatility in the Middle East has created feedstock shortages and higher production costs for naphtha-based manufacturers in Asia, which drove up global prices for many performance and essential material products in 2026. PEM production in Europe continues to face difficult conditions, including weak demand, elevated energy costs, and increased import pressure from Asia. Our North American operations have been less affected by the higher global oil and feedstock costs resulting from the Middle East conflict and hold a competitive advantage due to lower natural gas and power costs, creating opportunities to increase price and margins while supplying domestic and global markets. The recent heightened volatility in global oil and feedstock prices is creating a very fluid environment that may impact our ability to maintain and/or further increase prices and margins. We remain cautious of headwinds impacting the profitability of our operations globally, including slower economic growth in China, margin compression, and trade disruptions from tariffs. Significant uncertainties remain regarding the duration of the war in Ukraine, the resolution of the Middle East conflict, the subsequent recovery period, return of supply-chain stability in the Middle East and potential broader demand destruction due to inflationary pressures.

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

Results of Operations
Segment Data
The table below and descriptions that follow represent the consolidated results of operations of the Company for the three and nine months ended September 30, 2026 and 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions of dollars, except per share data)
Net external sales
Housing and Infrastructure Products
Housing Products	$846	$928	$2,645	$2,746
Infrastructure Products	241	163	687	501
Total Housing and Infrastructure Products	1,087	1,091	3,332	3,247
Performance and Essential Materials
Performance Materials	1,176	1,010	3,415	3,088
Essential Materials	718	737	2,157	2,302
Total Performance and Essential Materials	1,894	1,747	5,572	5,390
	$2,981	$2,838	$8,904	$8,637

Income (loss) from operations
Housing and Infrastructure Products	$128	$151	$396	$521
Performance and Essential Materials	(64)	(902)	(90)	(1,383)
Corporate and other	(21)	(15)	(71)	(45)
Total income (loss) from operations	43	(766)	235	(907)
Interest expense	(52)	(41)	(163)	(120)
Other income, net	17	32	84	93
Provision for (benefit from) income taxes	(10)	(3)	24	4
Net income (loss)	18	(772)	132	(938)
Net income attributable to noncontrolling interests	12	10	35	26
Net income (loss) attributable to Westlake Corporation	$6	$(782)	$97	$(964)
Earnings (loss) per share	$0.05	$(6.06)	$0.75	$(7.48)
EBITDA (1)	$350	$(431)	$1,179	$67
Free Cash Flow (2)	$220	$(57)	$28	$(514)
_____________
(1)See above for discussions on non-GAAP financial measures. See "Reconciliation of EBITDA to Net Income (Loss), Income (Loss) from Operations and Net Cash Provided by Operating Activities" below.
(2)See above for discussions on non-GAAP financial measures. See "Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume
Housing and Infrastructure Products	+1%	-2%	-1%	+4%
Performance and Essential Materials	+9%	-1%	+7%	-4%
Company average	+6%	-1%	+4%	-1%

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-5%	+5%
Feedstock (Ethane)	+5%	-7%
Reconciliation of EBITDA to Net Income (Loss), Income (Loss) from Operations and Net Cash Provided by Operating Activities
The following table presents the reconciliation of EBITDA to net income (loss), income (loss) from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions of dollars)
Net cash provided by operating activities	$408	$182	$619	$240
Changes in operating assets and liabilities and other	(509)	(895)	(592)	(1,138)
Deferred income taxes	119	(59)	105	(40)
Net income (loss)	18	(772)	132	(938)
Less:
Other income, net	17	32	84	93
Interest expense	(52)	(41)	(163)	(120)
Benefit from (provision for) income taxes	10	3	(24)	(4)
Income (loss) from operations	43	(766)	235	(907)
Add:
Depreciation and amortization	290	303	860	881
Other income, net	17	32	84	93
EBITDA	$350	$(431)	$1,179	$67

Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities
The following table presents the reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions of dollars)
Net cash provided by operating activities	$408	$182	$619	$240
Less:
Additions to property, plant and equipment	188	239	591	754
Free cash flow	$220	$(57)	$28	$(514)

Summary
For the third quarter ended September 30, 2026, net income attributable to Westlake Corporation was $6 million, or $0.05 per diluted share, on net sales of $2,981 million. This represents an increase in net income attributable to Westlake Corporation of $788 million, or $6.11 per diluted share, compared to the third quarter ended September 30, 2025, net loss attributable to Westlake Corporation of $782 million, or $6.06 per diluted share, on net sales of $2,838 million. Income from operations was $43 million for the quarter ended September 30, 2026, as compared to loss from operations of $766 million for the quarter ended September 30, 2025, an increase of $809 million. The increase in net income and income from operations was primarily due to higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin, higher sales volumes for PVC resin and chlor-alkali derivatives, and lower fuel costs. Additionally, the increase in net income and income from operations included contribution from the global compounding solutions businesses of the ACI/Perplastic Group (collectively, "ACI"), which was acquired in January 2026. These positive contributions were partially offset by lower building products, pipe and fittings and caustic soda sales volumes and higher distribution and ethane feedstock costs in the third quarter ended September 30, 2026, as compared to the third quarter ended September 30, 2025. The net loss and loss from operations for the third quarter ended September 30, 2025 were impacted due to a non-cash impairment charge of $727 million related to North American Chlorovinyls goodwill under the Performance and Essential Materials segment. The net income and income from operations for the third quarter ended September 30, 2026 were also negatively impacted by the recognition of a charge of $51 million related to the announced closure of the Cologne plant in Germany. The net income attributable to Westlake Corporation was also negatively affected by higher interest expense in the third quarter ended September 30, 2026, which resulted from higher average interest rate debt that was issued in November 2025, compared to the third quarter ended September 30, 2025.
For the nine months ended September 30, 2026, net income attributable to Westlake Corporation was $97 million, or $0.75 per diluted share, on net sales of $8,904 million. This represents an increase in net income attributable to Westlake Corporation of $1,061 million, or $8.23 per diluted share, compared to the nine months ended September 30, 2025, net loss attributable to Westlake Corporation of $964 million, or $7.48 per diluted share, on net sales of $8,637 million. Income from operations was $235 million for the nine months ended September 30, 2026, as compared to loss from operations of $907 million for the nine months ended September 30, 2025, an increase of $1,142 million. The increase in net income and income from operations in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin, higher sales volumes for pipe and fittings, ACI related compounds sales volumes, and lower ethane feedstock costs. These positive contributions were negatively impacted by higher distribution and fuel costs, the recognition of a $51 million charge in September 2026 related to the announced closure of the Cologne plant in Germany and a litigation charge of $67 million in March 2026 related to the settlement of certain PVC pipe antitrust litigation, lower pipe and fittings sales prices and lower sales volumes for several of our products. The net loss and loss from operations for the nine months ended September 30, 2025 were impacted by a non-cash impairment charge of $727 million related to North American Chlorovinyls goodwill. The net income attributable to Westlake Corporation was also negatively affected by higher interest expense in the nine months ended September 30, 2026, which resulted from higher average interest rate debt that was issued in November 2025, compared to the nine months ended September 30, 2025.
RESULTS OF OPERATIONS
Third Quarter 2026 and Nine Months Ended September 30, 2026, Compared with Third Quarter 2025 and Nine Months Ended September 30, 2025
(Amounts in tables are in millions of dollars)

			Change
Net sales	2026	2025	$	%
Third Quarter ended September 30,	$2,981	$2,838	$143	5%
Nine Months ended September 30,	8,904	8,637	267	3%
Net sales increased by $143 million in the third quarter of 2026 compared to the third quarter of 2025. Average sales prices for the third quarter of 2026 increased by 6% as compared to the third quarter of 2025, primarily because of higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin. Sales volumes decreased by 1% in the third quarter of 2026 as compared to the third quarter of 2025, primarily due to lower sales volumes for building products, pipe and fittings and caustic soda, partially offset by higher PVC resin and ACI related compounds sales volumes. These decreases in volumes were also negatively impacted by the closures of certain North American chlorovinyl facilities and a styrene facility in December 2025 as part of our footprint optimization actions.

Net sales increased by $267 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Average sales prices for the nine months ended September 30, 2026 increased by 4%, as compared to the nine months ended September 30, 2025, primarily as a result of higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin, partially offset by lower pipe and fittings sales prices. Sales volumes decreased by 1% in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to lower sales volumes for building products, PVC resin, chlorine, caustic soda and styrene, which were partially offset by higher pipe and fittings and ACI related compounds sales volumes.

			Change
Gross profit	2026	2025	$	%
Third Quarter ended September 30,	$382	$236	$146	62%
Nine Months ended September 30,	1,146	726	420	58%
Gross profit margin
Third Quarter ended September 30,	13%	8%
Nine Months ended September 30,	13%	8%
The increase in gross profit margin in the third quarter of 2026, as compared to the third quarter of 2025, was primarily due to higher sales prices for polyethylene, PVC resin, epoxy resin and caustic soda, and ACI related compounds sales volumes, and lower fuel costs. These positive contributions were partially offset by higher distribution and ethane feedstock costs.
The increase in gross profit margin in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin, higher sales volumes for pipe and fittings and ACI related compounds, and lower ethane feedstock costs. These increases were negatively impacted by higher distribution and fuel costs, the recognition of a litigation charge of $67 million related to the settlement of certain PVC pipe antitrust litigation in March 2026 and lower sales volumes for several of our products.

			Change
Selling, general and administrative expenses	2026	2025	$	%
Third Quarter ended September 30,	$250	$228	$22	10%
Nine Months ended September 30,	739	676	63	9%
The increase in selling, general and administrative expenses in the third quarter of 2026 compared with the third quarter of 2025 and in the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, was primarily due to higher employee compensation, legal and other consulting and technology-related expenses. The higher selling, general and administrative expenses were also partially due to ACI and Wilhelmshaven plant related expenses.

			Change
Amortization of intangibles	2026	2025	$	%
Third Quarter ended September 30,	$31	$30	$1	3%
Nine Months ended September 30,	93	91	2	2%
Amortization expenses related to intangible assets were consistent for all the periods presented.

			Change
Impairment of goodwill	2026	2025	$	%
Third Quarter ended September 30,	$—	$727	$(727)	(100)%
Nine Months ended September 30,	—	727	(727)	(100)%
The impairment of goodwill of $727 million represents a North American Chlorovinyls goodwill impairment charge recognized in the third quarter of 2025, within the Performance and Essential Materials segment.

			Change
Restructuring, transaction and integration-related costs	2026	2025	$	%
Third Quarter ended September 30,	$58	$17	$41	241%
Nine Months ended September 30,	79	139	(60)	(43)%

Restructuring, transaction and integration-related costs in the third quarter of 2026 primarily consisted of a $50 million charge in September 2026 related to the announced closure of the PVC facility in Cologne, Germany and costs related to the closures of certain North American chlorovinyl facilities and a styrene facility in December 2025, which are recognized over time. The restructuring, transaction and integration-related costs in the third quarter of 2025 primarily consisted of $15 million related to the closure of the Pernis facility located in the Netherlands.
Restructuring, transaction and integration-related costs in the nine months ended September 30, 2026, primarily consisted of a $50 million charge in September 2026 related to the announced closure of the PVC facility in Cologne, Germany and costs related to the closures of certain North American chlorovinyl facilities and a styrene facility in December 2025, which are recognized over time. The restructuring, transaction and integration-related costs in the nine months ended September 30, 2025, primarily consisted of $130 million related to the closure of the Pernis facility located in the Netherlands and $9 million related to the closure of the PVC resin unit at the Suzhou Huasu Plastics plant located in China.

			Change
Interest expense	2026	2025	$	%
Third Quarter ended September 30,	$(52)	$(41)	$11	27%
Nine Months ended September 30,	(163)	(120)	43	36%
Interest expense in the third quarter of 2026 as compared to the third quarter of 2025, and in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was higher due to a higher average debt balance as a result of the issuance of $600 million aggregate principal amount of 5.550% 2035 Senior Notes and $600 million aggregate principal amount of 6.375% 2055 Senior Notes. The 5.550% 2035 Senior Notes and the 6.375% 2055 Senior Notes bear higher interest rates compared to the 3.60% 2026 Senior Notes, of which $254 million aggregate principal amount of the 3.60% 2026 Senior Notes were repurchased pursuant to a tender offer in November 2025 and the remaining $496 million aggregate principal amount of the 3.60% 2026 Senior Notes were redeemed in May 2026.

			Change
Other income, net	2026	2025	$	%
Third Quarter ended September 30,	$17	$32	$(15)	(47)%
Nine Months ended September 30,	84	93	(9)	(10)%
Other income, net for all the periods presented consisted primarily of interest income. Other income, net, was lower due to lower cash and cash equivalent balances in the 2026 periods compared to the 2025 periods.

	2026	2025
Provision for (benefit from) income taxes
Income tax expense
Third Quarter ended September 30,	$(10)	$(3)
Nine Months ended September 30,	24	4
Effective Income Tax Rate
Third Quarter ended September 30,	(125.0)%	0.4%
Nine Months ended September 30,	15.4%	(0.4)%
The effective income tax rate was lower in the third quarter of 2026, primarily due to lower income before income taxes, which increased the impact of the income tax benefits from the increase in foreign losses in jurisdictions with statutory rates above 21%, income attributable to noncontrolling interests, and U.S. federal research and development credits available to the Company. These tax benefits were partially offset by reserves for uncertain tax positions, withholding tax accruals on unremitted foreign earnings, non-deductible executive compensation, and state taxes. The effective income tax rate was higher in the third quarter of 2025 primarily due to income tax benefits on loss before income taxes that were limited by the non-deductible goodwill impairment charge associated with the North American Chlorovinyls reporting unit, a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, and the impact of earnings mix across jurisdictions.

The effective income tax rate in the nine months ended September 30, 2026, was higher primarily due to higher income before income taxes which reduced the impact of the income tax benefits from the increase in foreign losses in jurisdictions with statutory rates above 21%, income attributable to noncontrolling interests, and U.S. federal research and development credits available to the Company. These tax benefits were partially offset by reserves for uncertain tax positions, withholding tax accruals on unremitted foreign earnings, non-deductible executive compensation, and state taxes. The effective income tax rate was lower in the nine months ended September 30, 2025 primarily due to income tax benefits on loss before income taxes that were limited by the non-deductible goodwill impairment charge associated with the North American Chlorovinyls reporting unit, a valuation allowance recorded against Westlake Epoxy Netherlands's net operating loss, and the impact of earnings mix across jurisdictions.
Housing and Infrastructure Products Segment

			Change
	2026	2025	$	%
Housing and Infrastructure Products Net Sales
Third Quarter ended September 30,
Housing Products	$846	$928	$(82)	(9)%
Infrastructure Products	241	163	78	48%
Total Housing and Infrastructure Products	$1,087	$1,091	$(4)	—%
Nine Months ended September 30,
Housing Products	$2,645	$2,746	$(101)	(4)%
Infrastructure Products	687	501	186	37%
Total Housing and Infrastructure Products	$3,332	$3,247	$85	3%
Net sales for the HIP segment decreased by $4 million in the third quarter of 2026 compared to the third quarter of 2025. Total sales volumes for the HIP segment decreased by 2% in the third quarter of 2026 as compared to the third quarter of 2025, due to lower pipe and fittings and building products sales volumes that were partially offset by higher ACI related compounds sales volumes. Average sales prices for the HIP segment increased by 1% in the third quarter of 2026, as compared to the third quarter of 2025, primarily due to higher sales prices for building products. Lower sales of housing products in the third quarter of 2026 were primarily due to lower sales volumes for our roofing, siding and trim, building products. Higher sales of infrastructure products in the third quarter of 2026 were largely attributable to compounds sold by ACI, which was acquired in January 2026.
Net sales for the HIP segment increased by $85 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Total sales volumes for the HIP segment increased by 4% in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to higher pipe and fittings and ACI compounds sales volumes, partially offset by lower building products sales volumes. Average sales prices for the HIP segment decreased by 1% in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to lower sales prices for pipe and fittings, partially offset by higher building products sales prices. Lower sales of housing products in the nine months ended September 30, 2026, were primarily due to lower sales volumes for our roofing building products. Higher sales of infrastructure products in the nine months ended September 30, 2026 were largely attributable to compounds sold by ACI.

			Change
Income from operations	2026	2025	$	%
Third Quarter ended September 30,	$128	$151	$(23)	(15)%
Nine Months ended September 30,	396	521	(125)	(24)%
The decrease in income from operations for the HIP segment in the third quarter of 2026, as compared to the third quarter of 2025, was primarily due to lower sales volumes for pipe and fittings and building products and an increase in distribution costs, which was partially offset by higher ACI related compounds sales volumes.
The decrease in income from operations for the HIP segment in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to lower sales prices for pipe and fittings and lower sales volumes for building products. The HIP segment performance was also negatively impacted by the increase in distribution costs and recognition of a litigation charge of $67 million related to PVC pipe antitrust litigation settlement for certain plaintiffs in the first quarter of 2026. The impact of these decreases was partially offset by higher pipe and fittings and ACI related compounds sales volumes.
Performance and Essential Materials Segment

			Change
	2026	2025	$	%
Performance and Essential Materials Net Sales
Third Quarter ended September 30,
Performance Materials	$1,176	$1,010	$166	16%
Essential Materials	718	737	(19)	(3)%
Total Performance and Essential Materials	$1,894	$1,747	$147	8%
Nine Months ended September 30,
Performance Materials	$3,415	$3,088	$327	11%
Essential Materials	2,157	2,302	(145)	(6)%
Total Performance and Essential Materials	$5,572	$5,390	$182	3%
Net sales for the PEM segment increased by $147 million in the third quarter of 2026, compared to the third quarter of 2025. Average sales prices for the PEM segment increased by 9% in the third quarter of 2026, as compared to the third quarter of 2025, due to higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin. Sales volume for the PEM segment decreased by 1% in the third quarter of 2026, as compared to the third quarter of 2025, due to lower caustic soda and styrene sales volumes, offset by higher PVC resin and chlor-alkali derivative sales volumes. Lower styrene sales volumes were due to the closure of a styrene facility in December 2025 as part of our footprint optimization actions. The higher PVC resin sales volumes were driven by the PVC resin sales generated from the Wilhelmshaven plant, which was acquired in June 2026, and were partially offset by certain North American PVC resin plant closures in December 2025. The higher Performance Materials sales were primarily due to higher polyethylene and PVC resin sales prices, partially offset by the closure of certain North American chlorovinyl facilities in December 2025. The lower Essential Materials sales were primarily due to lower caustic soda sales and the closure of a styrene facility in December 2025.
Net sales for the PEM segment increased by $182 million in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Average sales prices for the PEM segment increased by 7% in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to higher polyethylene, PVC resin, caustic soda and epoxy resin sales prices. Sales volume for the PEM segment decreased by 4% in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to lower PVC resin, caustic soda, chlorine and styrene sales volumes. The higher Performance Materials sales were primarily due to higher polyethylene and epoxy resin and PVC resin sales from our recently acquired Wilhelmshaven plant, partially offset by lower PVC resin sales resulting from the closure of certain North American chlorovinyl facilities in December 2025. The lower Essential Materials sales were primarily due to lower chlorine sales and the closure of a styrene facility in December 2025.

			Change
Loss from operations	2026	2025	$	%
Third Quarter ended September 30,	$(64)	$(902)	$838	(93)%
Nine Months ended September 30,	(90)	(1,383)	1,293	(93)%
The increase of $838 million in income from operations for the PEM segment in the third quarter of 2026 as compared to the third quarter of 2025, was due to higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin and lower fuel costs, partially offset by the recognition of a $51 million charge in September 2026 related to the announced closure of the PVC facility in Cologne, Germany and higher ethane feedstock costs in the third quarter of 2026, as compared to the third quarter of 2025. The loss from operations for the third quarter ended September 30, 2025, included a non-cash impairment charge of $727 million related to North American Chlorovinyls goodwill.
The increase of $1,293 million in income from operations for the PEM segment for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to higher sales prices for polyethylene, PVC resin, caustic soda and epoxy resin, and higher sales volumes for polyethylene and lower ethane feedstock costs. This increase was partially offset by lower sales volumes for caustic soda and chlorine, recognition of a $51 million charge in September 2026 related to the announced closure of the PVC facility in Cologne, Germany, and higher fuel costs in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The loss from operations for the nine months ended September 30, 2025 included a non-cash impairment charge of $727 million related to North American Chlorovinyls goodwill.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Cash Flows
(Amounts in table are in millions of dollars)

	Nine Months Ended September 30,
			Change (unfavorable) favorable
Net cash provided by (used for):	2026	2025	$
Operating activities	$619	$240	$379
Investing activities	(779)	(968)	189
Financing activities	(789)	(285)	(504)
Operating Activities
The $379 million favorable change in net cash flows from operating activities in the first nine months of 2026, as compared to the first nine months of 2025, was mainly due to higher income, as discussed under Results of Operations above, and a favorable change attributable to the significant cash outflow in connection with the Petro 1 ethylene facility turnaround in the first nine months of 2025 and favorable changes in working capital of $60 million. The favorable changes in working capital were primarily driven by the favorable changes in accounts receivable and accounts payable balances, partially offset by unfavorable changes in inventory balances. Changes in accounts payable and inventory balances were primarily due to an increase in feedstock and raw material costs during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Investing Activities
Net cash used for investing activities in the first nine months of 2026, as compared to the first nine months of 2025, decreased by $189 million. The decrease was primarily due to a decrease in capital expenditures of $163 million, from $754 million in the first nine months of 2025 to $591 million in the first nine months of 2026, lower purchases of available-for-sale securities in the first nine months of 2026 as compared to our initial investments of $198 million in the first nine months of 2025. These decreases in cash outflows were partially offset by the payment of $171 million, net of cash acquired of $18 million, for the ACI and Wilhelmshaven plant acquisitions in the nine months ended September 30, 2026. Other investing activities during the nine months ended September 30, 2026 include the settlement of our foreign currency swap agreements, which did not have a material net impact on the cash used for investing activities.

Financing Activities
Net cash used for financing activities during the first nine months of 2026 as compared to first nine months of 2025 increased by $504 million, which was primarily due to the redemption of $496 million aggregate principal amount of outstanding 3.60% 2026 Senior Notes in May 2026. Other financing activities in the first nine months of 2026 included the payment of $205 million of cash dividends, $32 million of cash distributions to noncontrolling interests and the repurchase of $30 million of our outstanding common stock for treasury. The financing activities in the first nine months of 2025 included $204 million payment of cash dividends, $33 million of cash distributions to noncontrolling interests and the repurchase of $30 million of our outstanding common stock for treasury.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Our principal sources of liquidity are cash and cash equivalents, available-for-sale securities, cash from operations, short-term borrowings under our credit agreement and our long-term financing.
In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were no repurchases of common stock under the 2014 Program during the three months ended September 30, 2026. As of September 30, 2026, we had repurchased 10,285,404 shares of our common stock for an aggregate purchase price of approximately $727 million under the 2014 Program. Purchases under the 2014 Program may be made either through the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
On October 4, 2018, Westlake Chemical Partners LP ("Westlake Partners") and Westlake Chemical Partners GP LLC, the general partner of Westlake Partners, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell Westlake Partners common units, from time to time, up to an aggregate offering amount of $50 million. This Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units have been issued under this program as of September 30, 2026.
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
Cash and Cash Equivalents and Available-For-Sale Securities
As of September 30, 2026, our cash and cash equivalents totaled $1,764 million.
As of September 30, 2026, our available-for-sale securities totaled $207 million. See Note 3 "Financial Instruments" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for a discussion of our available-for-sale securities.
In addition to our cash and cash equivalents and available-for-sale securities, our credit agreement is available to provide liquidity as needed, as described under "Debt" below.
Debt
As of September 30, 2026, the carrying value of our indebtedness totaled $5,064 million. See Note 8 "Long-Term Debt" to the unaudited consolidated financial statements appearing elsewhere in this Form 10-Q for more information on our long-term indebtedness, credit agreements and defined terms used in this section.

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
As of September 30, 2026, we were in compliance with all of our long-term debt covenants.
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
As of September 30, 2026, we had no borrowings or letters of credit outstanding, had borrowing availability of $1.5 billion under the New Credit Agreement, and were in compliance with the financial covenant under the New Credit Agreement.
Westlake Chemical Partners LP Credit Arrangements
Our subsidiary, Westlake Polymers LLC, is the administrative agent to a $600 million revolving credit facility with Westlake Chemical OpCo LP ("OpCo") (the "OpCo Revolver"). As of September 30, 2026, outstanding borrowings under the credit facility totaled $23 million. On July 8, 2026, Westlake Polymers LLC entered into the Third Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment extended the maturity date to July 11, 2031 and removed the 0.10% credit spread adjustment that had previously applied to the OpCo Revolver's Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") based interest rate. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.

Our subsidiary, Westlake Chemical Finance Corporation, is the lender party to a $600 million revolving credit facility with Westlake Partners (the "MLP Revolver"). As of September 30, 2026, outstanding borrowings under the credit facility totaled $377 million. On July 8, 2026, Westlake Chemical Finance Corporation entered into the Fifth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment extended the maturity date of the MLP Revolver to July 11, 2031 and removed the 0.10% credit spread adjustment that had previously applied to the SOFR-based interest rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on Westlake Partners' Consolidated Leverage Ratio.
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
•increased costs and other effects of tariffs, antidumping duties, or other trade remedies imposed by the U.S. government or other governments, and any effects on trading relationships among the United States and other countries; and
•results of the closures of certain of our facilities, including the units located in Pernis, Netherlands, the PVC production plant located in Cologne, Germany, certain of the North American chlorovinyls production assets located in Louisiana and Mississippi, and the styrene production plant located in Louisiana (such as the timing and amount of recognition of related costs and our expectations regarding our financial performance following such closures).

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
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. Our strategies include ethylene product feedstock flexibility and moving downstream into our other products where pricing is more stable. We use derivative instruments (including commodity swaps, futures, forwards and options) in certain instances to reduce price volatility risk on feedstocks and products. Based on our open derivative positions at September 30, 2026, a hypothetical $0.10 increase in the price of a gallon of ethane and a hypothetical $0.10 increase in the price of a million British thermal units of natural gas would not have a material impact on the income before income taxes.
Interest Rate Risk
We are exposed to interest rate risk with respect to fixed and variable rate debt. At September 30, 2026, we had $5,144 million aggregate principal amount of fixed rate debt. We are subject to the risk of higher interest cost if and when this debt is refinanced. If interest rates were 1.0% higher at the time of refinancing, our annual interest expense would increase by approximately $51 million. Also, at September 30, 2026, we had $11 million principal amount of variable rate debt outstanding, which represents the tax-exempt waste disposal revenue bonds due 2027. We do not currently hedge our variable interest rate debt, but we may do so in the future. The weighted average variable interest rate for our variable rate debt of $11 million as of September 30, 2026 was 3.50%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would not result in a material change in the interest expense.
SOFR is used as a reference rate for borrowings under our New Credit Agreement. We did not have any SOFR-based borrowings outstanding at September 30, 2026.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk associated with our international operations. However, the effect of fluctuations in foreign currency exchange rates caused by our international operations has not had a material impact on our overall operating results. We may engage in activities to mitigate our exposure to foreign currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, cross-currency swaps or spot purchases. A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date. A foreign currency swap obligates us to make periodic payments in the local currency and receive periodic payments in our functional currency based on the notional amount of the instrument. The foreign currency swap agreements, designated as net investment hedges, with an aggregate notional value of €150 million matured on August 15, 2026. Upon maturity, the agreements settled through physical delivery of the contractual euro amounts by the Company and receipt of U.S. dollars from the counterparties. This resulted in total cash paid, on a U.S. dollar equivalent basis of $175 million and total cash received of $182 million.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical substances, including hazardous wastes. For a description of certain environmental matters involving a governmental authority as a party to the proceedings and potential monetary sanctions that we believe could exceed $1 million (which is less than one percent of our current assets on a consolidated basis as of September 30, 2026), please see the 2025 Form 10-K and Note 14 "Commitments and Contingencies" to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q in addition to the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our purchases of our common stock during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2026	—	$—	—	$323,193,151
August 2026	189	79.82	—	323,193,151
September 2026	125	74.05	—	323,193,151
	314	$77.52	—
_____________
(1)    Includes 189 and 125 shares withheld in August 2026 and September 2026, respectively, in satisfaction of withholding taxes due upon the vesting of restricted stock units granted to our employees under the 2013 Omnibus Incentive Plan (as amended and restated effective May 11, 2023).
(2)    In November 2014, our Board of Directors authorized a $250 million stock repurchase program (the "2014 Program"). In November 2015, our Board of Directors approved the expansion of the 2014 Program by an additional $150 million. In August 2018, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $150 million. In August 2022, our Board of Directors approved the further expansion of the existing 2014 Program by an additional $500 million. There were no repurchases of common stock under the 2014 Program during the three months ended September 30, 2026. As of September 30, 2026, 10,285,404 shares of our common stock had been acquired at an aggregate purchase price of approximately $727 million under the 2014 Program. Transaction fees and commissions are not reported in the average price paid per share in the table above. Decisions regarding the amount and the timing of purchases under the 2014 Program will be influenced by our cash on hand, our cash flows from operations, general market conditions and other factors. The 2014 Program may be discontinued by our Board of Directors at any time.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1
Third Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement, by and among Westlake Chemical OpCo LP, Westlake Polymers LLC, and the lenders thereto, dated as of July 8, 2026 (incorporated by reference to Exhibit 10.2 to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 5, 2026, File No. 001-32260).

10.2
Fifth Amendment to Senior Unsecured Revolving Credit Agreement, by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of July 8, 2026 (incorporated by reference to Exhibit 10.3 to Westlake's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 5, 2026, File No. 001-32260).

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

WESTLAKE CORPORATION

Date:	November 4, 2026	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 4, 2026	By:	/S/ JONATHAN BAKSHT
Jonathan Baksht
Senior Vice President and Chief Financial Officer (Principal Financial Officer)